Form 10-Q
period 2021-09-30
Deep Medicine Acquisition Corp.
filed 2021-11-15
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40970

Deep Medicine Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3269086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Madison Avenue, 12th Floor New York, NY 10017
(Address of Principal Executive Offices, including zip code)

(917) 289-2776
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Right	DMAQU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	DMAQ	The Nasdaq Stock Market LLC
Rights, each exchangeable into one-tenth of one share of Class A Common Stock	DMAQR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 15, 2021, there were 13,270,700 shares of Class A common stock and 3,162,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 DEEP MEDICINE ACQUISITION CORP.

DEEP MEDICINE ACQUISITION CORP.
Balance Sheets

	September 30, 2021	March 31, 2021
	(Unaudited)	(Audited)

Assets

Cash	$326,371	$500,067
Prepaid expense	75,000	37,500
Total current assets	401,371	537,567

Total assets	$401,371	$537,567

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$—	$40,000
Accrued expenses	39	862
Due to related party	—	100
Total current liabilities	39	40,962

Non-current liabilities
Accrued expenses - related party	6,000	6,000
Loan payable - related party	500,000	500,000
Total non-current liabilities	506,000	506,000

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	—	—
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	—	—
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,162,500 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively (1)(2)	316	316
Additional paid in capital	49,684	49,684
Retained (deficits)	(154,668)	(59,395)
Total Stockholders’ (Deficit)	(104,668)	(9,395)

Total Liabilities and Stockholders’ (Deficit)	$401,371	$537,567

(1) In October 2021, the Company effected a dividend of 287,500 shares of Class B common stock, which resulted in an aggregate of 3,162,500 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).
(2) An aggregate of up to 412,500 shares subject to possible forfeiture at the closing of proposed public offering.

The accompanying notes are an integral part of these unaudited financial statements

DEEP MEDICINE ACQUISITION CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2021	For the Six Months Ended September 30, 2021

Operating expense
Officers compensation	15,000	30,000
General and administrative expenses	63,774	65,273
Total operating expense	78,774	95,273

Net (loss) before income tax	(78,774)	(95,273)

Net income (loss)	(78,774)	(95,273)

Net (loss) per share
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares (1)
Basic and diluted	2,750,000	2,750,000

(1) Excludes an aggregate of up to 412,500 shares subject to possible forfeiture at September 30, 2021

The accompanying notes are an integral part of these unaudited financial statements

DEEP MEDICINE ACQUISITION CORP.
Statement of Changes in Stockholders' (Deficit)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficits	Total
Balance, March 31, 2021	—	$—	—	$—	3,162,500	$316	$49,684	$(59,395)	$(9,395)

Net (loss)	—	—	—	—	—	—	—	(16,499)	(16,499)

Balance, June 30, 2021	—	$—	—	$—	3,162,500	$316	$49,684	$(75,894)	$(25,894)

Net (loss)	—	—	—	—	—	—	—	(78,774)	(78,774)

Balance, September 30, 2021	—	$—	—	$—	3,162,500	$316	$49,684	$(154,668)	$(104,668)

(1) In October 2021, the Company effected a dividend of 287,500 shares of Class B common stock, which resulted in an aggregate of 3,162,500 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

(2) An aggregate of up to 412,500 shares subject to possible forfeiture at the closing of proposed public offering.

The accompanying notes are an integral part of these unaudited financial statements

DEEP MEDICINE ACQUISITION CORP.
Statement of Cash Flows
(Unaudited)

For the Six Months Ended September 30, 2021

Cash flows from operating activities:
Net (loss)	$(95,273)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(37,500)
Accrued expenses	(823)
Accrued expenses - related parties	(40,000)
Net cash (used in) operating activities	(173,596)

Cash flows from financing activities:
Due to related party	(100)
Net cash (used in) financing activities	(100)

Net increase/(decrease) in cash and cash equivalents	(173,696)

Cash and cash equivalents at the beginning of the period	500,067

Cash and cash equivalents at the end of the period	$326,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income taxes	$—

NON-CASH TRANSACTIONS:
Additional shares issued to sponsor due to upsize of IPO	$28

The accompanying notes are an integral part of these unaudited financial statements

 DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business Operations

Deep Medicine Acquisition Corp. (the “Company”) is a blank check company incorporated on July 8, 2020, under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). While the Company may, subject to certain limitations, pursue a Business Combination target with operations or prospects in the digital healthcare and AI in medicine sector in the global market.

As of September 30, 2021, the Company had not commenced any operations. There was no activity from July 8, 2020 (inception) through September 30, 2020. All activity for the period from July 8, 2020 (inception) through September 30, 2021, relates to the Company’s formation and its initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected March 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 26, 2021.

On October 29, 2021, the Company consummated its IPO of 12,650,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per unit, which included 1,650,000 Units issued pursuant to the full exercise by the Underwriters (as defined below) of their over-allotment option, and the private sale of an aggregate of 519,500 Units (the “Private Placement Units” and with respect to the shares of Class A common stock included in the Units, the “Private Placement Shares”) to its sponsor, Bright Vision Sponsor LLC (the “Sponsor”) and I-Bankers Securities, Inc. (“I-Bankers”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,195,000 to the Company that closed simultaneously with the closing of the IPO (see Note 3). The Company’s Units have been listed on the Nasdaq Global Market (“Nasdaq”).

Transaction costs amounted to $7,282,500 consisting of $2,530,000 in cash of underwriting commissions, $4,427,500 of business combination marketing fee, and $325,000 of other offering costs.

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account (as defined below) and is available for working capital purposes. As of September 30, 2021, the Company had available cash of $326,371 on its balance sheet and a working capital of $326,332.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Note 1 - Organization and Description of Business Operations (Continued)

Upon the closing of the IPO on October 29, 2021, the Company deposited $127,765,000 ($10.10 per Unit) from the proceeds of the IPO and certain proceeds of the sales of Private Placement Units in the trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The shares of Class A common stock will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to (i) waive its redemption rights with respect to their Private Placement Shares in connection with the completion of the Business Combination, (ii) waive its redemption rights with respect to their Private Placement Shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. In addition, the Sponsor has agreed to vote any share it held in favor of the Business Combination.

Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Company will have until 12 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company may extend the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of

Note 1 - Organization and Description of Business Operations (Continued)

directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined below) and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their business combination marketing fees (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.10).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Underwriting Agreement and Business Combination Marketing Agreement

The Company engaged I-Bankers as the representative of the underwriters (the “Underwriters”) in the IPO of the Company’s Class A common stock, par value of $0.0001 per share (“Shares”), for $110 million and the simultaneous listing on Nasdaq. Pursuant to that certain underwriting agreement, I-Bankers acted as the representative of the Underwriters of the IPO for 11,000,000 Units at $10.00 per unit, plus an over-allotment option equal to 15% of the number of Units offered, or 1,650,000 Units, which was exercised in full simultaneously upon the closing of the IPO. The Company paid I-Bankers underwriters’ commission of $2,530,000, equal to 2.0% of the gross proceeds raised in the IPO for such services upon the consummation of the IPO (exclusive of any applicable finders’ fees which might become payable).

Upon the closing of the IPO, the Company issued to I-Bankers a five-year warrant to purchase 632,500 Shares of Class A common stock, equal to 5.0% of the Shares issued in the IPO (“Representative Warrants”). The exercise price of Representative Warrants is $12.00 per Share. In addition, I-Bankers was issued 101,200 shares of Class A common stock upon the consummation of IPO (“Representative Shares”).

In addition, under a business combination marketing agreement, the Company has engaged I-Bankers as an advisor in connection with the Business Combination and will pay I-Bankers a cash fee for such marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including any proceeds from the exercise of the underwriters’ over-allotment option. The fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 1 - Organization and Description of Business Operations (Continued)

Liquidity and Capital Resources

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act and modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates fair value. The Company had $326,371 in cash and no cash equivalents as of September 30, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholder’s equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

Stock based compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On July 8, 2020, the inception date, the Company adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding for the period, excluding common shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 412,500 common shares that are subject to forfeiture by the Company if the over-allotment option is not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings (loss) of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Note 2 — Significant Accounting Policies (Continued)

Net Loss per Common Share (Continued)

	For the Three Months Ended September 30, 2021	For the Six Months Ended September 30, 2021

Numerator:
Net loss	$(78,774)	(95,273)

Denominator:
Denominator for basic earnings per share - Weighted-average common shares issued and outstanding during the period	2,750,000	2,750,000
Denominator for diluted earnings per share	2,750,000	2,750,000
Basic loss per share	$(0.03)	(0.03)
Diluted loss per share	$(0.03)	(0.03)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on July 8, 2020, the evaluation was performed for upcoming 2020 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The provision for income taxes was deemed to be immaterial for the three and six months ended September 30, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

At the IPO, the Company sold 12,650,000 Units at a purchase price of $10.00 per Unit, which included 1,650,000 Units issued pursuant to the full exercise by the Underwriters of their over-allotment option, generating gross proceeds to the Company of $126,500,000. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one right to receive one-tenth of one share of Class A common stock upon the consummation of the Company’s initial business combination (see Note 6).

Note 3 — Public Offering (Continued)

A total of $127,765,000 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based Trust Account maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

Note 4 — Related Party Transactions

Founder Shares

On March 15, 2021, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $50,000.

In October 2021, the Company effected a 0.1 for 1 stock dividend for each share of Class B common stock outstanding (which has been accounted for as a stock split) of 287,500 shares of Class B common stock, which resulted in an aggregate of 3,162,500 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend.

The Founder Shares include an aggregate of up to 412,500 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the IPO. On October 29, 2021, the Underwriters exercised the over-allotment option in full. As a result, no Founder Shares is subject to the for forfeiture.

The Sponsor has agreed not to transfer, assign or sell 50% of the Founder Shares until the earlier of (i) six months after the date of the consummation of the Business Combination or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for stock sub-divisions, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Business Combination, or earlier, in either case, if, subsequent to the Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their common shares for cash, securities or other property.

Private Placement

Concurrently with the closing of the IPO, the Sponsor and the Underwriters purchased an aggregate of 519,500 Private Placement Units, generating gross proceeds of $5,195,000 in aggregate in a private placement. Each Private Placement Unit will consist of one share of Class A common stock and one right. Each right underlying the Private Placement Unit (the "Private Placement Right") will entitle the holder to receive one-tenth of one share of Class A common stock at the closing of a Business Combination. The proceeds from the sale of the Private Placement Units have been added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

The Private Placement Units (including the underlying Private Placement Rights, the Private Placement Shares and the shares of Class A common stock issuable upon conversion of the Private Placement Rights) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except as described under the section of the IPO prospectus entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Units”). Following such period, the Private Placement Units (including the underlying Private Placement Rights, the Private Placement Shares and the shares of Class A common stock issuable upon conversion of the Private Placement Rights) will be transferable, assignable or salable, except that the Private Placement Units will not trade.

Note 4 — Related Party Transactions (Continued)

Accrued Expenses - Related Parties

As of September 30, 2021, the Company had accrued expenses – related parties in amount of $6,000 in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following the Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of September 30, 2021, all accrued expenses related to the cash compensation to the Company’s Chief Financial Officer were paid off in the full amount of $55,000.

Loan Payable – Related Party

As of September 30, 2021, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest (the “Loan”). The Loan is unsecured. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Loan are used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial business combination. The full amount of $500,000 was outstanding as of September 30, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, no Working Capital Loans were outstanding.

Note 5 — Commitments and Contingency

Registration Rights

The holders of the Founder Shares, Private Placement Units (and their underlying securities), the Representative Shares, the Representative Warrants (and their underlying securities), the 300,000 shares of Class A common stock issuable to the Company’s directors and officers within 10 days following the Business Combination and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 5 — Commitments and Contingency (Continued)

Underwriting Agreement

The Company had granted the Underwriters a 30-day option from the date of IPO to purchase up to 1,650,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

Simultaneously upon the closing of the IPO, the Underwriters exercised the over-allotment option in full. As such, the Underwriters were paid an underwriting discount and commission of $0.20 per Unit, or $2,530,000 in the aggregate payable upon the closing of the IPO, and I-Bankers was entitled to a business combination marketing fee of $4,427,500 in the aggregate, which is held in the Trust Account and payable upon completion of the Business Combination.

Note 6 — Stockholders’ Equity

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of September 30, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.1 for 1 stock dividend for each share of Class B common stock outstanding in October 2021.

Of the 3,162,500 shares of Class B common stock outstanding, an aggregate of up to 412,500 shares of Class B common stock were subject to forfeiture, to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming Sponsor does not purchase any Public Shares in the IPO).

As of September 30, 2021, no share of Class A common stock and Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

Rights

Each holder of a right will receive one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination. In the event the Company will not be the surviving entity upon completion of the Company’s initial Business Combination, each holder of a public right will automatically receive the 1/10 share of Class A common stock underlying such public right (without paying any additional consideration); and each holder of a Private Placement Right or right underlying Units to be issued upon conversion of the Working Capital Loans will be required to affirmatively convert its rights in order to receive the 1/10 share of Class A common stock underlying each right (without paying any additional consideration). If the Company is unable to complete an initial Business Combination within the required time period and public stockholders redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any such funds in exchange for their rights and the rights will expire worthless. The Company will not issue fractional shares upon conversion of the rights. If, upon conversion of the rights, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exchange, comply with Section 155 of the Delaware General Corporation Law. The Company will make the determination of how to treat fractional shares at the time of its initial Business Combination and will include such determination in the proxy materials that it will send to stockholders for their consideration of such initial Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination.

Note 6 — Stockholders’ Equity (Continued)

Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Representative Warrants and Representative Shares

Upon the closing of the IPO, the Company issued to the Underwriters Representative Warrants, the exercise price of which will be $12.00 per Share, and 101,200 Representative Shares.

The Representative Warrants shall be exercisable, in whole or in part, commencing the later of October 26, 2022 and the closing of the Company’s initial Business Combination and terminating on October 29, 2026. The Company accounted for the 632,500 warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The fair value of Representative Warrants was estimated to be approximately $1,333,482 (or $2.11 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.18% and (3) expected life of five years. The Representative Warrants and the shares of Class A common stock underlying Representative Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up immediately following October 29, 2021 pursuant to FINRA Rule 5110(e)(1). The Representative Warrants grants to holders demand and “piggy back” rights for periods of five and seven years from October 29, 2021. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price.

The Underwriters agreed not to transfer, assign or sell any of the Representative Shares without the Company’s prior written consent until the completion of the Business Combination. The Underwriters agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following October 29, 2021 pursuant to FINRA Rule 5110(e)(1).

Note 7 — Subsequent Events

In October 2021, the Company effected a 0.1 for 1 stock dividend for each share of Class B common stock outstanding (which has been accounted for as a stock split) of 287,500 shares of Class B common stock, which resulted in an aggregate of 3,162,500 shares of Class B common stock outstanding.

In October 2021, the Company filed a registration statement pursuant to Rule 462(b) under the Securities Act in order to increase the number of Units to be issued in the Proposed Public Offering to 11,000,000 (or 12,650,000 Units if the underwriters' over-allotment option is exercised in full). As a result, the Company intends to finance its Initial Business Combination with proceeds from the sale of 11,000,000 Units in the Proposed Public Offering for $110,000,000 (or 12,650,000 Units for $126,500,000, if the underwriters' option to purchase additional Units is exercised in full) and the sale of 470,000 private units that the Sponsor has subscribed to purchase in the private placement for $4,700,000(or 519,500 private units for $5,195,000, if the underwriters' option to purchase additional Units is exercised in full). Upon the closing of the Proposed Public Offering and the private placement, $111,100,000 (or $127,765,000 if the underwriters' over-allotment option is exercised in full) will be placed in the Trust Account.

The registration statement for the Company’s IPO was declared effective on October 26, 2021 (see Note 1).

Note 7 — Subsequent Events (continued)

Upon the closing of the IPO, the Company issued to I-Bankers a five-year warrant to purchase 632,500 Shares of Class A common stock, equal to 5.0% of the Shares issued in the IPO, the exercise price of which will be $12.00 per Share, and 101,200 Representative Shares (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Deep Medicine Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bright Vision Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans are, objectives of management for future operations are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 28, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On October 29, 2021, the Company consummated its IPO of 12,650,000 Units at $10.00 per unit, which included 1,650,000 Units issued pursuant to the full exercise by the Underwriters of their over-allotment option, and the private sale of an aggregate of 519,500 Units to its sponsor and I-Bankers at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,195,000 to the Company that closed simultaneously with the closing of the IPO. The Company’s Units have been listed on the Nasdaq.

Transaction costs amounted to $7,282,500 consisting of $2,530,000 in cash of underwriting commissions, $4,427,500 of business combination marketing fee, and $325,000 of other offering costs.

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account and is available for working capital purposes. As of September 30, 2021, the Company had available cash of $326,371 on its balance sheet and a working capital of $326,332.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

•	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or rights.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at September 30, 2021 and March 31, 2021, we had cash of $326,371 and $500,067, respectively, and deferred offering costs of $75,000 and $37,500, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

Liquidity and Capital Resources

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

Our liquidity needs have been satisfied prior to the completion of the IPO through a capital contribution from our initial stockholders of $50,000 for the founder shares and up to $500,000 in loans available from our sponsor under an unsecured promissory note. Pursuant to the full exercise by the Underwriters of their over-allotment option, our net proceeds from (i) the sale of the units in the IPO, after deducting offering expenses of approximately $500,000, underwriting commissions of $2,530,000, and (ii) the sale of the private placement units for a purchase price of $5,195,000, was $128,665,000. Of this amount, is held in the trust account. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining approximately $764,101 was not held in the trust account. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $764,101 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of Class A common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination), at the option of the lender.

Such units would be identical to the private placement units. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $250,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for Nasdaq continued listing fees; $300,000 for director and officer liability insurance premiums; $115,000 for working capital that will be used for miscellaneous expenses and reserves (including taxes net of anticipated interest income); and approximately $60,000 as fees to our Chief Financial Officer.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending March 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Prior to the closing of the IPO, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions

In March 2021, our initial stockholders purchased 2,875,000 founder shares for an aggregate purchase price of $50,000, or approximately $0.017 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (not including the shares of Class A common stock underlying the private placement units or the representative shares). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. In October 2021, we effected a 0.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 3,162,500 founder shares (up to 412,500 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised).

We pay Weixuan Luo, our Chief Financial Officer, monthly fees of $5,000 for her services commencing on August 1, 2020. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We will also issue to our officers and directors an aggregate of 300,000 post business combination shares within 10 days following the business combination with the same lock-up restrictions as the founder shares and same registration rights as our founder shares.

 Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of the IPO, our sponsor has agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due upon completion of our initial business combination.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of Class A common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination), at the option of the lender. Such units would be identical to the private placement units. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Pursuant to a registration rights agreement we will enter into with our initial stockholders, our sponsor and I-Bankers on or prior to the closing of the IPO, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements. See the section of this prospectus entitled “Certain Relationships and Related Party Transactions.”

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act,

(iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our final prospectus dated October 26, 2021 and filed with the SEC on October 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On October 29, 2021, the Company consummated its IPO of 12,650,000 Units, which included 1,650,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one right to receive one-tenth of one share of Class A common stock upon the consummation of the Company’s initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $126,500,000. I-Bankers Securities, Inc. (“I-Bankers”) acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-259500 and 333-260515). The SEC declared the registration statements effective on October 26, 2021.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 519,500 Private Placement Units to the Sponsor and I-Bankers at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,195,000. This issuance of Private Placement Units was be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

A total of $127,765,000 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in the Trust Account. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

In connection with the IPO, the Company incurred $7,282,500 in transaction costs, including $2,530,000 in cash of underwriting commissions, $4,427,500 of business combination marketing fee, and $325,000 of other offering costs.

There has been no material change in the planned use of the proceeds from the IPO and the sale of the Private Placement Units as is described in our final prospectus dated October 26, 2021 and filed with the SEC on October 28, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 26, 2021, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Company and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259500) filed with the Commission on September 13, 2021).
4.1	Rights Agreement, dated October 26, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.1	Letter Agreement, dated October 26, 2021, by and among the Company, its officers, its directors, Bright Vision Sponsor LLC and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.3	Registration Rights Agreement, dated October 26, 2021, by and among the Company and certain security holders. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.4	Private Placement Units Purchase Agreement, dated October 26, 2021, by and among the Company, Bright Vision Sponsor LLC and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.
25

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP MEDICINE ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Weixuan Luo
	Name:	Weixuan Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

