Form 10-Q
period 2021-12-31
Deep Medicine Acquisition Corp.
filed 2022-02-14
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 14, 2022, there were 13,270,700 shares of Class A common stock and 3,162,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of December 31, 2021 (Unaudited) and March 31, 2021 (Audited)	1

	Unaudited Statements of Operations for the Three and Nine Months Ended December 31, 2021, for the Three Months Ended December 31, 2020, and for the Period from July 8, 2020 (inception) through December 31, 2020	2

	Unaudited Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended December 31, 2021	3

	Unaudited Statements of Cash Flows for the Nine Months Ended December 31, 2021 and for the Period from July 8, 2020 (inception) through December 31, 2020	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Deep Medicine Acquisition Corp.
Balance Sheets

	December 31, 2021	March 31, 2021
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$977,197	$500,067
Prepaid expenses	376,530	37,500
Total current assets	1,353,727	537,567

Cash and marketable securities held in Trust Account	127,767,182	—

Total assets	$129,120,909	$537,567

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$21,000	$40,000
Accrued expenses	—	862
Loan payable - related party	500,000	—
Due to related party	—	100
Total current liabilities	521,000	40,962

Non-current liabilities
Accrued expenses - related party	—	6,000
Loan payable - related party	—	500,000
Deferred underwriting commissions	4,427,500	—
Total non-current liabilities	4,427,500	506,000

Total liabilities	4,948,500	546,962

Commitments
Common stock subject to possible redemption, 12,650,000 shares at $10.10 per share	127,765,000	—

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	—	—
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 620,700 and -0- shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	62	—
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,162,500 shares issued and outstanding as of December 31, 2021 and March 31, 2021	316	316
Additional paid-in capital	—	49,684
Accumulated deficits	(3,592,969)	(59,395)
Total Stockholders’ (Deficit)	(3,592,591)	(9,395)

Total Liabilities and Stockholders’ (Deficit)	$129,120,909	$537,567

The accompanying notes are an integral part of unaudited financial statement

DEEP MEDICINE ACQUISITION CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020	For the Nine Months Ended December 31, 2021	For the Period from July 8, 2020 (inception) through December 31, 2020

Operating expense
Officers compensation	$15,000	$—	$45,000	$—
General and administrative expenses	122,605	—	187,878	—
Total operating expense	137,605	—	232,878	—

Other income
Unrealized gain from the trust account	2,182	—	2,182	—
Total other income	2,182	—	2,182	—

Net (loss) before income tax	(135,423)	—	(230,696)	—

Income tax	—	—	—	—

Net income (loss)	(135,423)	—	(230,696)	—

Net (loss) per share
Basic and diluted - Class A	$(0.01)	—	$(0.08)	—
Basic and diluted - Class B	$(0.04)	$—	$(0.07)	$—

Weighted average number of shares
Basic and diluted - Class A	9,187,408	—	3,051,292	—
Basic and diluted - Class B	3,162,500	2,750,000	3,162,500	2,750,000

The accompanying notes are an integral part of these unaudited financial statements

DEEP MEDICINE ACQUISITION CORP.
Statement of Changes in Stockholders' (Deficit)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total
Balance, March 31, 2021 (audited)	—	$—	—	$—	3,162,500	$316	$49,684	$(59,395)	$(9,395)

Net (loss)	—	—	—	—	—	—	—	(16,499)	(16,499)

Balance, June 30, 2021	—	$—	—	$—	3,162,500	$316	$49,684	$(75,894)	$(25,894)

Net (loss)	—	—	—	—	—	—	—	(78,774)	(78,774)

Balance, September 30, 2021	—	$—	—	$—	3,162,500	$316	$49,684	$(154,668)	$(104,668)

Class A common stock issued in IPO	—	—	12,650,000	1,265	—	—	126,498,735		126,500,000

Offering cost	—	—	—	—	—	—	(2,855,000)		(2,855,000)

Deferred underwriting commission	—	—	—	—	—	—	(4,427,500)		(4,427,500)

Class A common stock issued for services	—	—	101,200	10	—	—	(10)		—

Sale of 519,500 private units	—	—	519,500	52	—	—	5,194,948		5,195,000

Class A common stock subject to possible redemption	—	—	(12,650,000)	(1,265)	—	—	(127,763,735)		(127,765,000)

Reclassification from negative additional paid-in capital to accumulated deficit	—	—	—	—	—	—	3,302,878	(3,302,878)	—

Net (loss)	—	—	—	—	—	—	—	(135,423)	(135,423)

Balance, December 31, 2021	—	$—	620,700	$62	3,162,500	$316	$—	$(3,592,969)	$(3,592,591)

The accompanying notes are an integral part of these unaudited financial statements

DEEP MEDICINE ACQUISITION CORP.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended December 31, 2021	For the Period from July 8, 2020 (inception) through December 31, 2020

Cash flows from operating activities:
Net (loss)	$(230,696)	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized gain from the trust account	(2,182)	—
Changes in operating assets and liabilities:
Prepaid expenses	(339,030)	(37,500)
Accrued expenses	(862)	—
Accrued expenses - related parties	(25,000)	—
Net cash (used in) operating activities	(597,770)	(37,500)

Cash flows from investing activities:
Investment of cash in Trust Account	(127,765,000)	—
Net cash (used in) investing activities	(127,765,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	123,970,000	—
Proceeds from sale of Private Placement Units	5,195,000	—
Payment of offering costs	(325,000)	—
Due to related party	(100)	37,600
Net cash provided by financing activities	128,839,900	37,600

Net increase/(decrease) in cash and cash equivalents	477,130	100

Cash and cash equivalents at the beginning of the period	500,067	—

Cash and cash equivalents at the end of the period	$977,197	$100

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$127,765,000	$—
Deferred underwriting fee payable	$4,427,500	$—

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through December 31, 2021, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

On October 29, 2021, the Company consummated its IPO of 12,650,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per unit, which included 1,650,000 Units issued pursuant to the full exercise by the Underwriters (as defined below) of their over-allotment option, and the private sale of an aggregate of 519,500 Units (the “Private Placement Units” and with respect to the shares of Class A common stock included in the Units, the “Private Placement Shares”) to its sponsor, Bright Vision Sponsor LLC (the “Sponsor”) and I-Bankers Securities, Inc. (“I-Bankers”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,195,000 to the Company that closed simultaneously with the closing of the IPO (see Note 3). The Company’s securities have been listed on the Nasdaq Global Market (“Nasdaq”). On December 2, 2021, the Company’s Units no longer traded, and shares of the Company’s Class A common stock and rights underlying the Units commenced trading separately.

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

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account (as defined below) and is available for working capital purposes. As of December 31, 2021, the Company had available cash of $977,197 on its balance sheet and a working capital of $832,727.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business Operations (Continued)

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

The Company will have until October 29, 2022 (or April 29, 2023 if the Company may extend the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business Operations (Continued)

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

Liquidity and Capital Resources

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the IPO, proceeds from related party loan and such amount of proceeds from the IPO that were placed in an account outside of the Trust Account for working capital purposes. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business Operations (Continued)

Liquidity and Capital Resources (Continued)

As of December 31, 2021, the Company had a loan payable to the Sponsor in amount of up to $500,000 with zero interest (the “Loan”). The Loan is unsecured. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. These amounts will be repaid upon completion of an initial Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be less than one year from the issuance date of the financial statements.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act and modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates fair value. The Company had $977,197 in cash and no cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,122,182
Common stock subject to possible redemption	$127,767,182

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Warrants

ASC Topic 480 requires a reporting entity to classify certain freestanding financial instruments as liabilities (or in some cases as assets). ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemption provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities. The Company concludes that the warrants to I-Bankers do not exhibit any of the above characteristics and, therefore, are outside the scope of ASC 480. The warrants were issued in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and have been charged to stockholder’s equity upon the completion of the IPO.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on July 8, 2020, the evaluation was performed for 2020 tax year which is the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The provision for income taxes was deemed to be immaterial for the three and nine months ended December 31, 2021.

 Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period, excluding shares of common stock subject to forfeiture. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Net Loss per Share of Common Stock (Continued)

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020	For the Nine Months Ended December 31, 2021	For the Period from July 8, 2020 (inception) through December 31, 2020

Numerator:
Net loss	$(135,423)	$—	$(230,696)	$—

Denominator:
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period	9,187,408	—	3,051,292	—
Denominator for basic and diluted earnings per share -– Weighted-average shares of Class B common stock issued and outstanding during the period	3,162,500	2,750,000	3,162,500	2,750,000
Basic and diluted loss per share – Class A	$(0.01)	—	$(0.08)	—
Basic and diluted loss per share – Class B	$(0.04)	$—	$(0.07)	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Public Offering

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

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

The Founder Shares include an aggregate of up to 412,500 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the IPO. On October 29, 2021, the Underwriters exercised the over-allotment option in full. As a result, no Founder Shares are subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell 50% of the Founder Shares until the earlier of (i) six months after the date of the consummation of the Business Combination or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for stock sub-divisions, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Business Combination, or earlier, in either case, if, subsequent to the Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Accrued Expenses - Related Parties

As of December 31, 2021, the Company had accrued expenses – related parties in amount of $21,000, of which $6,000 was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following the Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of December 31, 2021, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $15,000.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Related Party Transactions (Continued)

Loan Payable – Related Party

As of December 31, 2021, the Company had a loan payable to the Sponsor in amount of up to $500,000 with zero interest (the “Loan”). The Loan is unsecured. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Loan are used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination. The full amount of $500,000 was outstanding as of December 31, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, no Working Capital Loans were outstanding.

Note 5 - Commitments and Contingency

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Stockholders’ Equity

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of December 31, 2021, there were 620,700 shares of Class A common stock issued and outstanding, excluding 12,650,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

As of December 31, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, which such amount having been restated to reflect a 0.1 for 1 stock dividend for each share of Class B common stock outstanding in October 2021.

As of December 31, 2021, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

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

Additionally, in no event will the Company be required to net cash settle the rights, and the rights may expire worthless.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Stockholders’ Equity (Continued)

Representative Warrants and Representative Shares (Continued)

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$127,767,182

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

On October 29, 2021, we consummated our IPO of 12,650,000 Units at $10.00 per Unit, which included 1,650,000 Units issued pursuant to the full exercise by the Underwriters of their over-allotment option, and the private sale of an aggregate of 519,500 Units to our Sponsor and I-Bankers at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,195,000 to us that closed simultaneously with the closing of the IPO. Our securities have been listed on Nasdaq. On December 2, 2021, our Units no longer traded, and shares of our Class A common stock and rights underlying the Units commenced trading separately with the ticker symbols “DMAQ” and “DMAQR,” respectively. This was a mandatory and automatic separation, and no action was required by the holders of Units. Each Unit consisted of one share of Class A common stock and one right to receive one-tenth of one share of Class A common stock upon the consummation of our initial Business Combination. In the separation, Unit owners received shares of Class A common stock underlying their Units and rights underlying such Units.

Transaction costs amounted to $7,282,500 consisting of $2,530,000 in cash of underwriting commissions, $4,427,500 of business combination marketing fee, and $325,000 of other offering costs.

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account and is available for working capital purposes. As of December 31, 2021, the Company had available cash of $977,197 on its balance sheet and a working capital of $832,727.

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

As indicated in the accompanying financial statements, at December 31, 2021 and March 31, 2021, we had cash of $977,197 and $500,067, respectively, and prepaid expenses of $376,530 and $37,500, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended December 31, 2021, we had a net loss of $135,423, which consisted of operating costs of $137,605, offset by interest earned on marketable securities held in the Trust Account of $2,182.

For the nine months ended December 31, 2021, we had a net loss of $230,696, which consisted of operating costs of $232,878, offset by interest earned on marketable securities held in the Trust Account of $2,182.

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

Our liquidity needs have been satisfied prior to the completion of the IPO through a capital contribution from our initial stockholders of $50,000 for the Founder Shares and up to $500,000 in loans available from our Sponsor under an unsecured promissory note. Pursuant to the full exercise by the Underwriters of their over-allotment option, our net proceeds from (i) the sale of the Units in the IPO, after deducting offering expenses of approximately $500,000, underwriting commissions of $2,530,000, and (ii) the sale of the Private Placement Units for a purchase price of $5,195,000, was $128,665,000. Of this amount, $127,765,000 was held in the Trust Account. The proceeds held in the Trust Account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $764,101 was not held in the Trust Account. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

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

Prior to the completion of our initial Business Combination, we have available to us the $764,101 of proceeds held outside the Trust Account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Related Party Transactions

In March 2021, our initial stockholders purchased 2,875,000 Founder Shares for an aggregate purchase price of $50,000, or approximately $0.017 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO (not including the shares of Class A common stock underlying the Private Placement Units or the representative shares). The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. In October 2021, we effected a 0.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our Sponsor holding an aggregate of 3,162,500 Founder Shares.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Quarterly Report, as we have conducted no operations to date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 26, 2021, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Company and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021.)
3.2	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2021).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259500) filed with the Commission on September 13, 2021).
4.1	Rights Agreement, dated October 26, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.1	Letter Agreement, dated October 26, 2021, by and among the Company, its officers, its directors, Bright Vision Sponsor LLC and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.3	Registration Rights Agreement, dated October 26, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.4	Private Placement Units Purchase Agreement, dated October 26, 2021, by and among the Company, Bright Vision Sponsor LLC and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.
25

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP MEDICINE ACQUISITION CORP.

Date: February 14, 2022	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Weixuan Luo
	Name:	Weixuan Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

