Form 10-Q
period 2022-06-30
Deep Medicine Acquisition Corp.
filed 2022-08-03
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 13,270,700 shares of Class A common stock and 3,162,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Deep Medicine Acquisition Corp.

Balance Sheets

	June 30, 2022	March 31, 2022
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$707,977	$877,099
Prepaid expenses	239,081	315,306
Cash and marketable securities held in Trust Account	127,876,280	127,760,867
Total current assets	128,823,338	128,953,272

Total assets	$128,823,338	$128,953,272

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$6,000	$21,000
Accrued expenses	55,198	15,712
Loan payable - related party	500,000	500,000
Total current liabilities	561,198	536,712

Non-current liabilities
Deferred underwriting commissions	4,427,500	4,427,500
Total non-current liabilities	4,427,500	4,427,500

Total liabilities	4,988,698	4,964,212

Commitments
Common stock subject to possible redemption, 12,650,000 shares at $10.10 per share	127,765,000	127,765,000

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2022 and March 31, 2022	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 620,700 shares issued and outstanding as of June 30, 2022 and March 31, 2022	62	62
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,162,500 shares issued and outstanding as of June 30, 2022 and March 31, 2022	316	316
Additional paid-in capital	-	-
Accumulated deficits	(3,930,738)	(3,776,318)
Total Stockholders’ (Deficit)	(3,930,360)	(3,775,940)

Total Liabilities and Stockholders’ (Deficit)	$128,823,338	$128,953,272

The accompanying notes are an integral part of unaudited financial statement

DEEP MEDICINE ACQUISITION CORP.

Statements of Operations

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
	(Unaudited)	(Unaudited)

Operating expense
Officers compensation	$15,000	$15,000
General and administrative expenses	254,833	1,499
Total operating expense	269,833	16,499

Other income
Unrealized gain from the trust account	115,413	-
Total other income	115,413	-

Net (loss) before income tax	(154,420)	(16,499)

Income tax	-	-

Net income (loss)	(154,420)	(16,499)

Net (loss) per share
Basic and diluted - Class A	$(0.01)	-
Basic and diluted - Class B	$(0.02)	$(0.01)

Weighted average number of shares
Basic and diluted - Class A	13,270,700	-
Basic and diluted - Class B	3,162,500	3,162,500

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statement of Changes in Stockholders’ (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, March 31, 2021 (audited)	-	$-	-	$-	3,162,500	$316	$49,684	$(59,395)	$(9,395)

Net (loss)	-	-	-	-	-	-		(16,499)	(16,499)

Balance, June 30, 2021 (unaudited)	-	$-	-	$-	3,162,500	$316	$49,684	$(75,894)	$(25,894)

Balance, March 31, 2022 (audited)	-	$-	620,700	$62	3,162,500	$316	$-	$(3,776,318)	$(3,775,940)

Net (loss)	-	-	-	-	-	-		(154,420)	(154,420)

Balance, June 30, 2022 (unaudited)	-	$-	620,700	$62	3,162,500	$316	$-	$(3,930,738)	$(3,930,360)

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021

Cash flows from operating activities:
Net (loss)	$(154,420)	$(16,499)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized (gain) from the trust account	(115,413)	-
Changes in operating assets and liabilities:
Prepaid expenses	76,225	-
Accrued expenses	39,486	(753)
Accrued expenses - related parties	(15,000)	15,000
Net cash (used in) operating activities	(169,122)	(2,252)

Net increase/(decrease) in cash and cash equivalents	(169,122)	(2,252)

Cash and cash equivalents at the beginning of the period	877,099	500,067

Cash and cash equivalents at the end of the period	$707,977	$497,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of unaudited financial statement

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Deep Medicine Acquisition Corp. (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the applicable rules and regulations for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2022. The interim results for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending March 31, 2023 or for any future interim periods.

Note 2 - Organization and Description of Business Operations

The Company is a blank check company incorporated on July 8, 2020, under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). While the Company may, subject to certain limitations, pursue a Business Combination target with operations or prospects in the digital healthcare and AI in medicine sector in the global market.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through June 30, 2022, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account (as defined below) and is available for working capital purposes. As of June 30, 2022, the Company had available cash of $707,977 on its balance sheet and a working capital of $385,860. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

On July 12, 2022, the Company entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Chijet Inc., each of the holders of Chijet’s outstanding shares (collectively, the “Sellers”), Chijet Motor Company, Inc., a wholly-owned subsidiary of Chijet (“Pubco”), and Chijet Motor (USA) Company, Inc., a wholly-owned subsidiary of Pubco (“Merger Sub”). Chijet indirectly holds an over 85% interest in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles. In addition, Chijet indirectly holds an over 64% interest in FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination”. (see Note 12).

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

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined below) and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their business combination marketing fees (see Note 9) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.10).

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

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of June 30, 2022 and March 31, 2022, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest (the “Loan”). Pursuant to the promissory note between the Company and the Sponsor, the Loan is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. These amounts will be repaid upon completion of an initial Business Combination.

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

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the consummation of a Business Combination or for a period of time within one year after the date that these unaudited financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Note 3 - Recent Accounting Pronouncements

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

Note 4 - Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $707,977 and $877,099 in cash as of June 30, 2022 and March 31, 2022, respectively, and no cash equivalent as of June 30, 2022 and March 31, 2022.

Note 5 - Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2022 and March 31, 2022, the marketable securities held in the Trust Account were $127,876,280 and $127,760,867, respectively.

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 -Common Stock Subject to Possible Redemption

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

At June 30, 2022, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,231,280
Common stock subject to possible redemption	$127,876,280

Note 7 - Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period, excluding shares of common stock subject to forfeiture. During the three months ended June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021

Numerator:
Net loss	$(154,420)	$(16,499)

Denominator:
Basic and diluted loss per share – Class A	$(0.01)	—
Basic and diluted loss per share – Class B	$(0.02)	$(0.01)
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period	13,270,700	—
Denominator for basic and diluted earnings per share -– Weighted-average shares of Class B common stock issued and outstanding during the period	3,162,500	3,162,500

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8 - Related Party Transactions

Accrued Expenses - Related Parties

As of June 30, 2022 and March 31, 2022, the Company had accrued expenses – related parties in amount of $6,000 and $21,000, respectively, of which $6,000 was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following a Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of June 30, 2022 and March 31, 2022, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $0 and $15,000, respectively.

Loan Payable – Related Party

As of June 30, 2022 and March 31, 2022, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest (the “Loan”). Pursuant to the promissory note between the Company and the Sponsor, the Loan is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Loan were used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and March 31, 2022, no Working Capital Loans were outstanding.

Note 9 - Commitments and Contingency

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

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 10 - Stockholders’ Equity

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of June 30, 2022 and March 31, 2022, there were 620,700 shares of Class A common stock issued and outstanding, excluding 12,650,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

As of June 30, 2022 and March 31, 2022, there were 3,162,500 shares of Class B common stock issued and outstanding.

As of June 30, 2022 and March 31, 2022, no shares of Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

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

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 11 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	March 31,
Description	Level	2022	2022
Assets:
Marketable securities held in Trust Account	1	$127,876,280	$127,760,867

Note 12 – Subsequent Events

On July 12, 2022, the Company entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Chijet Inc., a Cayman Islands exempted company (together with its subsidiaries, “Chijet”), each of the referenced holders of Chijet’s outstanding shares (collectively, the “Sellers”), Chijet Motor Company, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Chijet (“Pubco”), and Chijet Motor (USA) Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub”). Chijet indirectly holds an over 85% interest in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles. In addition, Chijet indirectly holds an over 64% interest in FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination”.

DEEP MEDICINE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Subject to its terms and conditions, the Business Combination Agreement provides that Company and Chijet will become wholly-owned subsidiaries of Pubco, a newly formed holding company. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the Proposed Business Combination (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “Merger”), and with holders of Company securities receiving substantially equivalent securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of Chijet (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco and Chijet shall surrender for no consideration its shares in Pubco, as described below, with Chijet likewise becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”).

Effect of Merger on Company Securities

At the effective time of the of the Proposed Business Combination (the “Effective Time”): (i) every issued and outstanding share of Class A Common Stock, par value $0.0001 per share of the Company (“Common Stock”) immediately prior to that Effective Time (other than treasury stock), will be exchanged for one ordinary share, par value $0.0001 per share, of Pubco (“Ordinary Share”), following which all shares of the Company’s Common Stock will be canceled and will cease to exist; and (ii) each issued and outstanding right of the Company, entitling the registered holder thereof to receive one-tenth (1/10th) of a share of the Company’s Class A Common Stock upon the consummation by the Company of its initial business combination shall be issued equivalent shares of Common Stock of the Company, which shall be aggregated per registered holder to the amount of full shares of Common Stock for which such holder is eligible, and which shall be automatically converted into the number of Pubco Ordinary Shares that would have been received by the holder thereof if such right had been automatically exercised immediately prior to the Effective Time in accordance with clause (i) of this paragraph. In addition, (iii) each share of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) of the Company will be exchanged for one Pubco Ordinary Share, and (iv) each privately placed warrant of the Company to acquire Common Stock shall be exchanged for a substantially equivalent warrant to acquire Pubco Ordinary Shares, in each case pursuant to the Company’s certificate of incorporation and the terms of these securities.

Exchange Consideration

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares shall be an aggregate number of Pubco’s Ordinary Shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to the product of (i) 0.851717 and (ii) $2,550,000,000 (the latter amount, subject to adjustment as described below, being the “Valuation”), with each Pubco Ordinary Share to be issued to the Sellers valued at a price equal to the price at which each share of Company’s Common Stock is redeemed pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial business combination, as required by its certificate of incorporation, as amended (the “Redemption”).

During the sixty (60) day period following the date of the Business Combination Agreement (the “Due Diligence Period”), the Company will undertake a due diligence review of Chijet, Pubco and their subsidiaries and their respective operations and complete the Company’s determination of the Valuation (the “Revised Valuation”). If the Company determines, in its reasonable discretion following consultation with its financial advisors, that the Revised Valuation is equal to or greater than $2,295,000,000 (the “Minimum Valuation”), then the Exchange Consideration shall be based upon the initial Valuation of $2,550,000,000. If the Company determines, in its reasonable discretion following consultation with its financial advisors, that the Revised Valuation is less than the Minimum Valuation, then for a period of five (5) days following the Company’s delivery of notice thereof (the “Negotiation Period”), the parties will reasonably cooperate to agree on a revised amount of Exchange Consideration. If the parties do not agree during the Negotiation Period on a revised amount of Exchange Consideration, the Company will have the option either to terminate the Business Combination Agreement (as further described below) or to proceed to the Closing with the Exchange Consideration being based on the Minimum Valuation.

The Transactions were not closed as of the date of filing this Quarterly Report on Form 10-Q.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans are, objectives of management for future operations are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Placement Warrants that occurred simultaneously with the closing of the IPO, our capital stock, debt or a combination of cash, stock and debt. We have until October 29, 2022 (or April 29, 2023 if we extend the period to consummate a Business Combination by the full amount) to complete a Business Combination.

On July 12, 2022, the Company entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Chijet Inc., a Cayman Islands exempted company (together with its subsidiaries, “Chijet”), each of the referenced holders of Chijet’s outstanding shares (collectively, the “Sellers”), Chijet Motor Company, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Chijet (“Pubco”), and Chijet Motor (USA) Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub”). Chijet indirectly holds an over 85% interest in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles. In addition, Chijet indirectly holds an over 64% interest in FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination”.

Subject to its terms and conditions, the Business Combination Agreement provides that Company and Chijet will become wholly-owned subsidiaries of Pubco, a newly formed holding company. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the Business Combination (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “Merger”), and with holders of Company securities receiving substantially equivalent securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of Chijet (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco and Chijet shall surrender for no consideration its shares in Pubco, as described below, with Chijet likewise becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”).

For more information regarding the Proposed Business Combination, please refer to Note 12 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

The Proposed Business Combination was not closed as of the date of filing this Quarterly Report on Form 10-Q .

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and since the IPO, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Chijet. We do not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on Chijet. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended June 30, 2022, we had a net loss of $154,420, which consisted of operating costs of $269,833, offset by interest earned on marketable securities held in the Trust Account of $115,413.

For the three months ended June 30, 2021, we had a net loss of $16,499 due solely to the operating costs.

Liquidity and Capital Resources

As of June 30, 2022 and March 31, 2022, we had cash of $707,977 and 877,099, respectively, total current liabilities of $561,198 and $536,712, respectively, and total current assets of $ 128,823,338 and $128,953,272, respectively. As of June 30, 2022, we had working capital of $385,860, a decrease of working capital of $269,833 as compared to March 31, 2022, primarily as a result of a decrease in cash and prepaid expenses and an increase in total current liabilities. Cash and marketable securities held in a trust account increased by $115,413 to $127,876,280 as of June 30, 2022 compared to $127,760,867 as of March 31, 2022. We expect to continue to incur significant costs in the pursuit of the Proposed Business Combination with Chijet. We cannot assure you that our plans to complete the Proposed Business Combination will be successful.

For the three months ended June 30, 2022, cash used in operating activities amounted to $169,122, mainly due to the net loss of $154,420, plus the decrease in accrued expenses to related parties by $15,000, offset by the decrease in prepaid expenses by $76,225 and increase in accrued expenses by $39,486. Comparatively, cash of $2,252 used in operating activities during the three months ended June 30, 2021 was due to the net loss of $16,499, offset by the increase in accrued expenses to related parties by $15,000.

There was no cash flow from investing activities and financing activities during the three months ended June 30, 2022 and 2021.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $127,876,280 (including approximately unrealized gain of $111,280 generated since the inception), substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we have available to us the $707,977 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We expect our primary liquidity requirements during that period to include approximately $400,000 for our portion of legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $50,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for Nasdaq continued listing fees; $155,000 for working capital that will be used for miscellaneous expenses and reserves (including taxes net of anticipated interest income); and approximately $20,000 as fees to our Chief Financial Officer.

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

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for conducting the due diligence related to the Proposed Business Combination and operating our business during this process. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, including the Proposed Business Combination, are less than the actual amount necessary to do so, or we are unable to complete the Proposed Business Combination, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending March 31, 2023. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Prior to the closing of the IPO, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

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

Prior to the consummation of the IPO, our sponsor has agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due upon completion of our initial business combination. As of June 30, 2022 and March 31, 2022, the loan payable to the Sponsor was $500,000.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 26, 2021, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Company and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
2.1*	Business Combination Agreement dated July 12, 2022, among Deep Medicine Acquisition Corp., Chijet Inc., Chijet Motor Company, Inc., Chijet Motor (USA) Company, Inc. and the Sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2022).
3.1	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259500) filed with the Commission on September 13, 2021).
4.1	Rights Agreement, dated October 26, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).

10.1	Letter Agreement, dated October 26, 2021, by and among the Company, its officers, its directors, Bright Vision Sponsor LLC and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.3	Registration Rights Agreement, dated October 26, 2021, by and among the Company and certain security holders. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.4	Private Placement Units Purchase Agreement, dated October 26, 2021, by and among the Company, Bright Vision Sponsor LLC and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021).
10.4	Support Agreement dated July 12, 2022, among Deep Medicine Acquisition Corp., Bright Vision Sponsor LLC, Chijet Inc. and Chijet Motor Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2022).
10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2022).
10.6	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2022).
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File.

*	Certain of the exhibits, appendices, annexes and/or schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits, annexes, appendices and schedules to the Securities and Exchange Commission upon its request.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP MEDICINE ACQUISITION CORP.

Date: August 3, 2022	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Weixuan Luo
	Name:	Weixuan Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

