Form 10-Q
period 2022-09-30
Deep Medicine Acquisition Corp.
filed 2022-11-14
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 13,270,700 shares of Class A common stock, par value $0.0001 per share, and 3,162,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Deep Medicine Acquisition Corp.

Balance Sheets

	September 30, 2022	March 31, 2022
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$514,673	$877,099
Prepaid expenses	179,977	315,306
Cash and marketable securities held in Trust Account	128,428,444	127,760,867
Total current assets	129,123,094	128,953,272

Total assets	$129,123,094	$128,953,272

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$11,000	$21,000
Accrued expenses	515,513	15,712
Loan payable - related party	500,000	500,000
Total current liabilities	1,026,513	536,712

Non-current liabilities
Deferred underwriting commissions	4,427,500	4,427,500
Total non-current liabilities	4,427,500	4,427,500

Total liabilities	5,454,013	4,964,212

Commitments
Common stock subject to possible redemption, 12,650,000 shares at $10.14 and $10.10 per share as of September 30, 2022 and March 31, 2022, respectively	128,228,444	127,765,000

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2022 and March 31, 2022	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 620,700 shares issued and outstanding as of September 30, 2022 and March 31, 2022 (excluding 12,650,000 shares subject to possible redemption)	62	62
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 3,162,500 shares issued and outstanding as of September 30, 2022 and March 31, 2022	316	316
Additional paid-in capital	-	-
Accumulated deficits	(4,559,741)	(3,776,318)
Total Stockholders’ (Deficit)	(4,559,363)	(3,775,940)

Total Liabilities and Stockholders’ (Deficit)	$129,123,094	$128,953,272

The accompanying notes are an integral part of unaudited financial statement

DEEP MEDICINE ACQUISITION CORP.

Statements of Operations

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Six Months Ended September 30, 2022	For the Six Months Ended September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expense
Officers compensation	$15,000	$15,000	$30,000	$30,000
General and administrative expenses	702,723	63,774	957,556	65,273
Total operating expense	717,723	78,774	987,556	95,273

Other income
Investment income earned on investments held in Trust Account	552,164	-	667,577	-
Total other income	552,164	-	667,577	-

Net (loss) before income tax	(165,559)	(78,774)	(319,979)	(95,273)

Income tax	-	-	-	-

Net income (loss)	(165,559)	(78,774)	(319,979)	(95,273)

Net (loss) per share
Basic and diluted - Class A	$(0.01)	$-	$(0.02)	-
Basic and diluted - Class B	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of shares
Basic and diluted - Class A	13,270,700	-	13,270,700	-
Basic and diluted - Class B	3,162,500	3,162,500	3,162,500	3,162,500

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statement of Changes in Stockholders’ (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, March 31, 2021 (audited)	-	$-	-	$-	3,162,500	$316	$49,684	$(59,395)	$(9,395)

Net (loss)	-	-	-	-	-	-		(16,499)	(16,499)

Balance, June 30, 2021 (unaudited)	-	$-	-	$-	3,162,500	$316	$49,684	$(75,894)	$(25,894)

Net (loss)	-	-	-	-	-	-		(78,774)	(78,774)

Balance, September 30, 2021	-	$-	-	$-	3,162,500	$316	$49,684	$(154,668)	$(104,668)

Balance, March 31, 2022 (audited)	-	$-	620,700	$62	3,162,500	$316	$-	$(3,776,318)	$(3,775,940)

Net (loss)	-	-	-	-	-	-		(154,420)	(154,420)

Balance, June 30, 2022 (unaudited)	-	$-	620,700	$62	3,162,500	$316	$-	$(3,930,738)	$(3,930,360)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-		(463,444)	(463,444)

Net (loss)	-	-	-	-	-	-		(165,559)	(165,559)

Balance, September 30, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(4,559,741)	$(4,559,363)

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statements of Cash Flows

	For the Six Months Ended September 30, 2022	For the Six Months Ended September 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(319,979)	$(95,273)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income earned on investments held in Trust Account	(667,577)	-
Changes in operating assets and liabilities:
Prepaid expenses	135,329	(37,500)
Accrued expenses	499,801	(823)
Accrued expenses - related parties	(10,000)	(40,000)
Net cash (used in) operating activities	(362,426)	(173,596)

Cash flows from financing activities:
Due to related party	-	(100)
Net cash (used in) financing activities	-	(100)

Net increase/(decrease) in cash and cash equivalents	(362,426)	(173,696)

Cash and cash equivalents at the beginning of the period	877,099	500,067

Cash and cash equivalents at the end of the period	$514,673	$326,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Additional shares issued to sponsor due to upsize of IPO	$-	$28
Remeasurement for Class A common stock subject to possible redemption	$463,444	$-

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2022. The interim results for the three and six months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending March 31, 2023 or for any future interim periods.

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through September 30, 2022, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

Upon the closing of the IPO on October 29, 2021, the Company deposited $127,765,000 ($10.10 per Unit) from the proceeds of the IPO and certain proceeds of the sales of Private Placement Units in the trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account (as defined below) and is available for working capital purposes. As of September 30, 2022, the Company had available cash of $514,673 on its balance sheet and a working capital deficit of $331,863. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

On July 12, 2022, the Company entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Chijet Inc. (together with its subsidiaries, “Chijet”), each of the referenced holders of Chijet’s outstanding shares (collectively, the “Sellers”), Chijet Motor Company, Inc., a wholly-owned subsidiary of Chijet (“Pubco”), and Chijet Motor (USA) Company, Inc., a wholly-owned subsidiary of Pubco (“Merger Sub”). Chijet indirectly holds an over 85% interest in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles. In addition, Chijet indirectly holds an over 64% interest in FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles. On September 6, 2022, the Business Combination Agreement was amended to extend the due diligence period until and ended on September 20, 2022, which was subsequently extended to September 30, 2022 pursuant to the second amendment of the Business Combination Agreement, dated September 16, 2022. On September 26, 2022, the Company terminated the Business Combination Agreement and the Company is not obligated to pay any penalties pursuant to the terms of the Business Combination Agreement as a result of the termination.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The shares of Class A common stock will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company initially had until October 29, 2022 (or April 29, 2023 if the Company may extend the period of time to consummate a Business Combination)(the “Combination Period”) to complete a Business Combination. On October 19, 2022, an aggregate of $1,265,000 was deposited into the Company’s trust account to extend the Company’s time to consummate a business combination from October 29, 2022 to January 29, 2023, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Class A common stock sold in the Company’s IPO (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the IPO, proceeds from related party loan and such amount of proceeds from the IPO that were placed in an account outside of the Trust Account for working capital purposes. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

As of September 30, 2022 and March 31, 2022, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest (the “Loan”). Pursuant to the promissory note between the Company and the Sponsor, the Loan is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. These amounts will be repaid upon completion of an initial Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Going Concern and Management’s Plan

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

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

Note 3 - Recent Accounting Pronouncements

In August 2020, the FASB issued FASB ASU Topic 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 - Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $514,673 and $877,099 in cash as of September 30, 2022 and March 31, 2022, respectively, and no cash equivalent as of September 30, 2022 and March 31, 2022.

Note 5 - Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2022 and March 31, 2022, the marketable securities held in the Trust Account were $128,428,444 and $127,760,867, respectively.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 -Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

At September 30, 2022, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,120,000
Common stock subject to possible redemption, March 31, 2022	$127,765,000
Plus:
Remeasurement of carrying value to redemption value	463,444
Common stock subject to possible redemption, September 30, 2022	$128,228,444

Note 7 - Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements FASB ASC Topic 260, “Earnings per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period, excluding shares of common stock subject to forfeiture. During the three and six months ended September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021

Numerator:
Net loss	$(165,559)	$(78,774)

Denominator:
Basic and diluted loss per share – Class A	$(0.01)	—
Basic and diluted loss per share – Class B	$(0.01)	$(0.02)
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period	13,270,700	—
Denominator for basic and diluted earnings per share -– Weighted-average shares of Class B common stock issued and outstanding during the period	3,162,500	3,162,500

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the Six Months Ended September 30, 2022	For the Six Months Ended September 30, 2021

Numerator:
Net loss	$(319,979)	$(95,273)

Denominator:
Basic and diluted loss per share – Class A	$(0.02)	—
Basic and diluted loss per share – Class B	$(0.02)	$(0.03)
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period	13,270,700	—
Denominator for basic and diluted earnings per share -– Weighted-average shares of Class B common stock issued and outstanding during the period	3,162,500	3,162,500

Note 8 - Related Party Transactions

Accrued Expenses - Related Parties

As of September 30, 2022 and March 31, 2022, the Company had accrued expenses – related parties in amount of $11,000 and $21,000, respectively, of which $6,000 was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following a Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of September 30, 2022 and March 31, 2022, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $5,000 and $15,000, respectively.

Loan Payable – Related Party

As of September 30, 2022 and March 31, 2022, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest (the “Loan”). Pursuant to the promissory note between the Company and the Sponsor, the Loan is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Loan were used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and March 31, 2022, no Working Capital Loans were outstanding.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of September 30, 2022 and March 31, 2022, there were 620,700 shares of Class A common stock issued and outstanding, excluding 12,650,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

As of September 30, 2022 and March 31, 2022, there were 3,162,500 shares of Class B common stock issued and outstanding.

As of September 30, 2022 and March 31, 2022, no shares of Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	March 31,
Description	Level	2022	2022
Assets:
Marketable securities held in Trust Account	1	$128,428,444	$127,760,867

Note 12 – Subsequent Events

On October 15, 2022, the Company issued two promissory notes in an aggregate principal amount of $1,265,000 (collectively, the “Notes”), to two affiliates of the Company’s Sponsor (collectively, the “Sponsor Affiliates”), in connection with the extension of the Combination Period from October 29, 2022 to January 29, 2023. The Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

On October 19, 2022, an aggregate of $1,265,000 was deposited into the Company’s trust account, which amount will be included in the pro rata amount distributed to (i) holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On July 12, 2022, the Company entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Chijet Inc. (together with its subsidiaries, “Chijet”), each of the referenced holders of Chijet’s outstanding shares (collectively, the “Sellers”), Chijet Motor Company, Inc., a wholly-owned subsidiary of Chijet (“Pubco”), and Chijet Motor (USA) Company, Inc., a wholly-owned subsidiary of Pubco (“Merger Sub”). Chijet indirectly holds an over 85% interest in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles. In addition, Chijet indirectly holds an over 64% interest in FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles. On September 6, 2022, the Business Combination Agreement was amended to extend the due diligence period until and ended on September 20, 2022, which was subsequently extended to September 30, 2022 pursuant to the second amendment of the Business Combination Agreement, dated September 16, 2022. On September 26, 2022, the Company terminated the Business Combination Agreement and the Company is not obligated to pay any penalties pursuant to the terms of the Business Combination Agreement as a result of the termination.

We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to forward purchase agreements or backstop agreements we entered into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

● may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

● may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

● could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

● may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

● may adversely affect prevailing market prices for our Class A common stock and/or rights.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

● default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

● acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

● our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

● our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

● our inability to pay dividends on our common stock;

● using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

● limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

● increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

● limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

● other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and since the IPO, identifying a target company for a Business Combination and activities in connection with the proposed of the business combination with Chijet, which was terminated on September 26, 2022. We do not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence related to a Business Combination. Our expenses increases substantially after the closing of the IPO.

For the three and six months ended September 30, 2022, we had a net loss of $165,559 and $319,979, respectively, which consisted of operating costs of $717,723 and $987,556, respectively, offset by interest earned on marketable securities held in the Trust Account of $552,164 and $667,577, respectively.

For the three and six months ended September 30, 2021, we had a net loss of $78,774 and $95,273, respectively, due solely to the operating costs.

Liquidity and Capital Resources

As of September 30, 2022 and March 31, 2022, we had cash of $514,673 and $877,099, respectively, total current liabilities of $1,026,513 and $536,712, respectively, and total current assets of $129,123,094 and $128,953,272, respectively. As of September 30, 2022, we had working capital deficit of $331,863, a decrease of working capital of $987,556 as compared to March 31, 2022, primarily as a result of a decrease in cash and prepaid expenses and an increase in total current liabilities. The significant increase in accrued expenses as of September 30, 2022 was in connection with the due diligence on Chijet. Cash and marketable securities held in a trust account increased by $667,577 to $128,428,444 as of September 30, 2022 compared to $127,760,867 as of March 31, 2022. We expect to continue to incur significant costs in the pursuit of a Business Combination after the termination of the business combination with Chijet. We cannot assure you that our plans to complete the Business Combination will be successful.

For the six months ended September 30, 2022, cash used in operating activities amounted to $362,426, mainly due to the net loss of $319,979, plus the decrease in accrued expenses to related parties by $10,000, offset by the decrease in prepaid expenses by $135,329 and the increase in accrued expenses by $499,801. Comparatively, cash of $173,596 used in operating activities during the six months ended September 30, 2021 was due to the net loss of $95,273, plus the increase in prepaid expenses by $37,500 and the decrease in accrued expenses to related parties by $40,000 and accrued expenses by $823.

There was no cash flow from investing activities and financing activities during the six months ended September 30, 2022.

There was no cash flow from investing activities during the six months ended September 30, 2021. Cash flow used in financing activities was repayment of $100 to due to related party during the same period.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $128,428,444 (including approximately unrealized gain of $667,577 generated since the inception), substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we have available cash of $514,673 held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for conducting the due diligence related to a proposed Business Combination and operating our business during this process. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, including the proposed Business Combination, are less than the actual amount necessary to do so, or we are unable to complete the proposed Business Combination, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Prior to the consummation of the IPO, our sponsor agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due upon completion of our initial business combination. As of September 30, 2022 and March 31, 2022, the loan payable to the Sponsor was $500,000.

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

Pursuant to a registration rights agreement we entered into with our initial stockholders, our sponsor and I-Bankers on or prior to the closing of the IPO, we are required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

On October 15, 2022, the Company issued two promissory notes in an aggregate principal amount of $1,265,000 (collectively, the “Notes”), to two affiliates of the Company’s Sponsor (collectively, the “Sponsor Affiliates”), in connection with the the extension of the Combination Period from October 29, 2022 to January 29, 2023. The Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes from the risk factors previously disclosed in our (i) Registration Statement and (ii) Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. We are a Delaware company and Ke Li, the managing member of our Sponsor, is a citizen of the U.S. and a resident of Hong Kong SAR. Additionally, certain minority owners of our Sponsor are citizens of China.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC on June 24, 2022. There has been no material change in the planned use of proceeds from our IPO and private placement as described in the Annual Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1*	Amendment No. 1 to Business Combination Agreement, dated September 6, 2022, among Deep Medicine Acquisition Corp., Chijet Inc., Chijet Motor Company, Inc., Chijet Motor (USA) Company, Inc. and the Sellers named therein (holding in excess of 50% of Chijet’s outstanding shares) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 12, 2022).
2.2*	Amendment No. 2 to Business Combination Agreement, dated September 16, 2022, among Deep Medicine Acquisition Corp., Chijet Inc., Chijet Motor Company, Inc., Chijet Motor (USA) Company, Inc. and the Sellers named therein (holding in excess of 50% of Chijet’s outstanding shares). (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022).
2.3	Business Combination Agreement, dated July 12, 2022, among Deep Medicine Acquisition Corp., Chijet Inc., Chijet Motor Company, Inc., Chijet Motor (USA) Company, Inc. and the Sellers named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 18, 2022).
2.4	Support Agreement dated July 12, 2022, among Deep Medicine Acquisition Corp., Bright Vision Sponsor LLC, Chijet Inc. and Chijet Motor Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 18, 2022).
10.1	Form of Promissory Note issued on October 15, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2022).
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File.

*	Certain of the exhibits, appendices, annexes and/or schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits, annexes, appendices and schedules to the Securities and Exchange Commission upon its request.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP MEDICINE ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Weixuan Luo
	Name:	Weixuan Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

