Form 10-Q
period 2022-12-31
Deep Medicine Acquisition Corp.
filed 2023-02-10
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 10, 2023, there were 4,613,410 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Deep Medicine Acquisition Corp.

Balance Sheets

	December 31, 2022	March 31, 2022
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$962,177	$877,099
Prepaid expenses	81,633	315,306
Cash and marketable securities held in Trust Account	8,965,045	127,760,867
Total current assets	10,008,855	128,953,272

Total assets	$10,008,855	$128,953,272

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$6,000	$21,000
Accrued expenses	530,158	15,712
Taxes payable	68,415	-
Loan payable - related party	1,765,000	500,000
Total current liabilities	2,369,573	536,712

Non-current liabilities
Deferred underwriting commissions	4,427,500	4,427,500
Total non-current liabilities	4,427,500	4,427,500

Total liabilities	6,797,073	4,964,212

Commitments
Common stock subject to possible redemption, 830,210 shares at $10.80 per share and 12,650,000 shares at $10.10 per share as of December 31, 2022 and March 31, 2022, respectively	8,965,045	127,765,000

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2022 and March 31, 2022	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,783,200 and 620,700 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively (excluding 830,210 shares and 12,650,000 shares, respectively, subject to possible redemption)	378	62
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares and 3,162,500 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	-	316
Additional paid-in capital	-	-
Accumulated deficits	(5,753,641)	(3,776,318)
Total Stockholders’ (Deficit)	(5,753,263)	(3,775,940)

Total Liabilities and Stockholders’ (Deficit)	$10,008,855	$128,953,272

The accompanying notes are an integral part of unaudited financial statement

DEEP MEDICINE ACQUISITION CORP.

Statements of Operations

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expense
Officers compensation	$15,000	$15,000	$45,000	$45,000
General and administrative expenses	400,358	122,605	1,357,914	187,878
Total operating expense	415,358	137,605	1,402,914	232,878

Other income
Investment income earned on investments held in Trust Account	1,061,124	2,182	1,728,701	2,182
Total other income	1,061,124	2,182	1,728,701	2,182

Net (loss) before income tax	645,766	(135,423)	325,787	(230,696)

Income tax	68,415	-	68,415	-

Net income (loss)	577,351	(135,423)	257,372	(230,696)

Net (loss) per share
Basic and diluted - Class A	$0.04	$(0.01)	$0.02	$(0.08)
Basic and diluted - Class B	$0.04	$(0.04)	$0.02	$(0.07)

Weighted average number of shares
Basic and diluted - Class A	12,509,620	9,187,408	13,017,932	3,051,292
Basic and diluted - Class B	2,884,478	3,162,500	3,070,164	3,162,500

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statements of Changes in Stockholders’ (Deficit)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, March 31, 2021 (audited)	-	$-	-	$-	3,162,500	$316	$49,684	$(59,395)	$(9,395)

Net (loss)	-	-	-	-	-	-		(16,499)	(16,499)

Balance, June 30, 2021 (unaudited)	-	$-	-	$-	3,162,500	$316	$49,684	$(75,894)	$(25,894)

Net (loss)	-	-	-	-	-	-		(78,774)	(78,774)

Balance, September 30, 2021	-	$-	-	$-	3,162,500	$316	$49,684	$(154,668)	$(104,668)

Class A common stock issued in IPO	-	-	12,650,000	1,265	-	-	126,498,735		126,500,000

Offering cost	-	-	-	-	-	-	(2,855,000)		(2,855,000)

Deferred underwriting commission	-	-	-	-	-	-	(4,427,500)		(4,427,500)

Class A common stock issued for services	-	-	101,200	10	-	-	(10)		-

Sale of 519,500 private units	-	-	519,500	52	-	-	5,194,948		5,195,000

Class A common stock subject to possible redemption	-	-	(12,650,000)	(1,265)	-	-	(127,763,735)		(127,765,000)

Reclassification from negative additional paid-in capital to accumulated deficit	-	-	-	-	-	-	3,302,878	(3,302,878)	-

Net (loss)	-	-	-	-	-	-		(135,423)	(135,423)

Balance, December 31, 2021	-	$-	620,700	$62	3,162,500	$316	$-	$(3,592,969)	$(3,592,591)

Balance, March 31, 2022 (audited)	-	$-	620,700	$62	3,162,500	$316	$-	$(3,776,318)	$(3,775,940)

Net (loss)	-	-	-	-	-	-		(154,420)	(154,420)

Balance, June 30, 2022 (unaudited)	-	$-	620,700	$62	3,162,500	$316	$-	$(3,930,738)	$(3,930,360)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-		(463,444)	(463,444)

Net (loss)	-	-	-	-	-	-		(165,559)	(165,559)

Balance, September 30, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(4,559,741)	$(4,559,363)

Conversion from Class B to Class A	-	-	3,162,500	316	(3,162,500)	(316)			-

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-		(1,771,251)	(1,771,251)

Net income	-	-	-	-	-	-		577,351	577,351

Balance, December 31, 2022	-	$-	3,783,200	$378	-	$-	$-	$(5,753,641)	$(5,753,263)

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statements of Cash Flows

	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$257,372	$(230,696)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income earned on investments held in Trust Account	(1,728,701)	(2,182)
Changes in operating assets and liabilities:
Prepaid expenses	233,673	(339,030)
Accrued expenses	514,446	(862)
Taxes payable	68,415	-
Accrued expenses - related parties	(15,000)	(25,000)
Net cash (used in) operating activities	(669,795)	(597,770)

Cash flows from investing activities:
Distribution for taxes payments	754,873	-
Investment of cash in Trust Account	(1,265,000)	(127,765,000)
Net cash (used in) investing activities	(510,127)	(127,765,000)

Cash flows from financing activities:
Proceeds from extension loan - related parties	1,265,000	-
Cash released from trush account	121,034,650	-
Cash used for common stock redemption	(121,034,650)	-
Proceeds from sale of Units, net of underwriting discounts paid	-	123,970,000
Proceeds from sale of Private Placement Units	-	5,195,000
Payment of offering costs	-	(325,000)
Due to related party	-	(100)
Net cash provided by financing activities	1,265,000	128,839,900

Net increase/(decrease) in cash and cash equivalents	85,078	477,130

Cash and cash equivalents at the beginning of the period	877,099	500,067

Cash and cash equivalents at the end of the period	$962,177	$977,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$127,765,000
Deferred underwriting fee payable	$-	$4,427,500
Additional shares issued to sponsor due to upsize of IPO	$-	$28
Remeasurement for Class A common stock subject to possible redemption	$2,234,695	$-

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2022. The interim results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for the year ending March 31, 2023 or for any future interim periods.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through December 31, 2022, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account (as defined below) and is available for working capital purposes. As of December 31, 2022, the Company had available cash of $962,177 on its balance sheet, including $754,873 distributed from the Trust Account for the tax payments, and a working capital deficit of $1,325,763. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The shares of Class A common stock are recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to (i) waive its redemption rights with respect to any shares of Class A common stock held by them in connection with the completion of the Business Combination, (ii) waive its redemption rights with respect to any shares of Class A common stock held by them in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to the shares of Class B common stock they purchased in March 2021 (the “Founder Shares”) or Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period (as defined below). In addition, the Sponsor has agreed to vote any share it held in favor of the Business Combination.

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

The Company initially had until October 29, 2022 (or April 29, 2023 if the Company may extend the period of time to consummate a Business Combination) (the “Initial Combination Period”) to complete a Business Combination. On October 19, 2022, an aggregate of $1,265,000 was deposited into the Company’s Trust Account to extend the Company’s time to consummate a Business Combination from October 29, 2022 to January 29, 2023, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Class A common stock sold in the Company’s IPO (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. If the Company is unable to complete a Business Combination within the Combination Period (as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below). However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below). The underwriters have agreed to waive their rights to their business combination marketing fees (see Note 9) held in the Trust Account in the event the Company does not complete a Business Combination within the Initial Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.10).

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

On December 23, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”)to (i) extend the date by which the Company must consummate its initial Business Combination from January 29, 2023 to July 29, 2023 (the “Combination Period”), or such earlier date as determined by the Company’s board of directors and (ii) provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. Subsequently, the Charter Amendment was filed with the Secretary of State of the State of Delaware and stockholders holding all of the issued and outstanding Class B common stock of the Company elected to convert their Class B common stock into Class A common stock of the Company on a one-for-one basis. The Combination Period is extended to July 29, 2023, provided that an additional amount of $50,000 will be deposited into the Trust Account for each month after January 29, 2023. In addition, 3,162,500 shares of Class B common stock of the Company were cancelled, and 3,162,500 shares of Class A Common Stock were issued to such converting Class B stockholders. The 3,162,500 shares of Class A common stock issued pursuant to the conversion are subject to the same restrictions applicable to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our IPO. Additionally, stockholders holding 11,819,790 shares of the Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 830,210 Public Shares outstanding.

Underwriting Agreement and Business Combination Marketing Agreement

The Company engaged I-Bankers as the representative of the underwriters (the “Underwriters”) in the IPO of the Company’s Class A common stock for $110 million and the simultaneous listing on Nasdaq. Pursuant to that certain underwriting agreement, I-Bankers acted as the representative of the Underwriters of the IPO for 11,000,000 Units at $10.00 per Unit, plus an over-allotment option equal to 15% of the number of Units offered, or 1,650,000 Units, which was exercised in full simultaneously upon the closing of the IPO. The Company paid I-Bankers underwriters’ commission of $2,530,000, equal to 2.0% of the gross proceeds raised in the IPO for such services upon the consummation of the IPO (exclusive of any applicable finders’ fees which might become payable).

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

As of December 31, 2022 and March 31, 2022, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest pursuant to the promissory note between the Company and the Sponsor (the “Sponsor Note”). The Sponsor Note is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Sponsor Note. These amounts will be repaid upon completion of an initial Business Combination.

On October 15, 2022, the Company issued two promissory notes in an aggregate principal amount of $1,265,000 (collectively, the “Sponsor Affiliate Notes”) to two affiliates of the Company’s Sponsor (collectively, the “Sponsor Affiliates”), in connection with the extension of the Initial Combination Period from October 29, 2022 to January 29, 2023. The Sponsor Affiliate Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

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

Note 4 - Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had cash of $962,177 on its balance sheet, including $754,873 distributed from the Trust Account for the tax payments as of December 31, 2022, and cash of $877,099 as of March 31, 2022, respectively. The Company had no cash equivalent as of December 31, 2022 and March 31, 2022.

Note 5 - Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2022 and March 31, 2022, the marketable securities held in the Trust Account were $8,965,045 and $127,760,867, respectively.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 -Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

At December 31, 2022, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,120,000
Common stock subject to possible redemption, March 31, 2022	$127,765,000
Less:
Distribution for redemption	(121,034,650)
Plus:
Remeasurement of carrying value to redemption value	2,234,695
Common stock subject to possible redemption, December 31, 2022	$8,965,045

Note 7 - Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements FASB ASC Topic 260, “Earnings per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period. During the three and nine months ended December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021

Numerator:
Net income (loss)	$577,351	$(135,423)

Denominator:
Basic and diluted loss per share – Class A	$0.04	(0.01)
Basic and diluted loss per share – Class B	$0.04	$(0.04)
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period	12,509,620	9,187,408
Denominator for basic and diluted earnings per share -– Weighted-average shares of Class B common stock issued and outstanding during the period	2,884,478	3,162,500

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the Nine Months Ended December 31, 2022	For the Nine Months Ended December 31, 2021

Numerator:
Net Income (loss)	$257,372	$(230,696)

Denominator:
Basic and diluted loss per share – Class A	$0.02	(0.08)
Basic and diluted loss per share – Class B	$0.02	$(0.07)

Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period	13,017,932	3,051,292
Denominator for basic and diluted earnings per share -– Weighted-average shares of Class B common stock issued and outstanding during the period	3,070,164	3,162,500

Note 8 - Related Party Transactions

Accrued Expenses - Related Parties

As of December 31, 2022 and March 31, 2022, the Company had accrued expenses – related parties in amount of $6,000 and $21,000, respectively, of which $6,000 was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following a Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of December 31, 2022 and March 31, 2022, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $0 and $15,000, respectively.

Loan Payable – Related Party

As of December 31, 2022 and March 31, 2022, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest pursuant to the promissory note between the Company and the Sponsor (the “Sponsor Note”). The Sponsor Note is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Sponsor Note were used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination.

On October 15, 2022, the Company issued the Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to the Sponsor Affiliates, in connection with the extension of the Initial Combination Period from October 29, 2022 to January 29, 2023. The Sponsor Affiliate Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. On October 19, 2022, an aggregate of $1,265,000 was deposited into the Company’s Trust Account, which amount will be included in the pro rata amount distributed to (i) holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and March 31, 2022, no Working Capital Loans were outstanding.

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

As of December 31, 2022 and March 31, 2022, no shares of Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

As of December 31, 2022 and March 31, 2022, there were 3,783,200 shares and 620,700 shares of Class A common stock issued and outstanding, respectively, excluding 830,210 shares and 12,650,000 shares of Class A common stock, respectively, which are subject to possible redemption and presented as temporary equity.

As of December 31, 2022 and March 31, 2022, there were no shares and 3,162,500 shares of Class B common stock issued and outstanding, respectively.

Subsequent to the Company’s special meeting of stockholders held on December 23, 2022, stockholders holding all of the issued and outstanding Class B common stock of the Company elected to convert their Class B common stock into Class A common stock of the Company on a one-for-one basis. The Combination Period is extended to July 29, 2023, provided that an additional amount of $50,000 will be deposited into the Trust Account for each month after January 29, 2023. In addition, 3,162,500 shares of Class B common stock of the Company were cancelled, and 3,162,500 shares of Class A Common Stock were issued to such converting Class B stockholders. The 3,162,500 shares of Class A common stock issued pursuant to the conversion are subject to the same restrictions applicable to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our IPO. Additionally, stockholders holding 11,819,790 shares of the Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 830,210 Public Shares outstanding.

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

The Underwriters agreed not to transfer, assign or sell any of the Representative Shares without the Company’s prior written consent until the completion of the Business Combination. The Underwriters agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within Initial Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following October 29, 2021 pursuant to FINRA Rule 5110(e)(1).

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$8,965,045	$127,760,867

Note 12 - Subsequent Events

On February 9, 2023, the Company issued a promissory note in an aggregate principal amount of $300,000 to an affiliate of the Company’s Sponsor, in connection with the extension of the Company’s time to consummate an initial Business Combination from January 29, 2023 to July 29, 2023. This note bears no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. An aggregate of $100,000 has been deposited into the Company’s Trust Account to extend the Company’s time to consummate a Business Combination from January 29, 2023 to March 29, 2023.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Placement Warrants that occurred simultaneously with the closing of the IPO, our capital stock, debt or a combination of cash, stock and debt. We have until July 29, 2023 to complete a Business Combination as described below.

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

On December 23, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial Business Combination from January 29, 2023 to July 29, 2023 (the “Combination Period”), or such earlier date as determined by the Company’s board of directors and (ii) provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. Subsequently, the Charter Amendment was filed with the Secretary of State of the State of Delaware and stockholders holding all of the issued and outstanding Class B common stock of the Company elected to convert their Class B common stock into Class A common stock of the Company on a one-for-one basis. The Combination Period is extended to July 29, 2023, provided that an additional amount of $50,000 will be deposited into the Trust Account for each month after January 29, 2023. In addition,3,162,500 shares of Class B common stock of the Company were cancelled, and 3,162,500 shares of Class A Common Stock were issued to such converting Class B stockholders. The 3,162,500 shares of Class A common stock issued pursuant to the conversion are subject to the same restrictions applicable to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our IPO. Additionally, stockholders holding 11,819,790 shares of the Company’s Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 830,210 Public Shares outstanding.

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

● may significantly dilute the equity interest of investors in the IPO;

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO and since the IPO, identifying a target company for a Business Combination and activities in connection with the proposed business combination with Chijet, which was terminated on September 26, 2022. We do not generate any operating revenues until after completion of our initial Business Combination. We have been generating non-operating income in the form of interest income on cash and cash equivalents after the IPO. Subsequent to the Company’s special meeting of stockholders held on December 23, 2022, stockholders holding 11,819,790 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 830,210 Public Shares outstanding.

After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence related to a Business Combination. Our expenses increases substantially after the closing of the IPO.

For the three and nine months ended December 31, 2022, we had a net income of $577,351 and $257,372, respectively, which consisted of operating costs of $415,358 and $1,402,914, respectively, income taxes of $68,415 and $68,415, respectively, offset by interest earned on marketable securities held in the Trust Account of $1,061,124 and $1,728,701, respectively.

For the three and nine months ended December 31, 2021, we had a net loss of $135,423 and $230,696, respectively, due solely to the operating costs.

Liquidity and Capital Resources

The Company had cash of $962,177 on its balance sheet, including $754,873 distributed from the Trust Account for the tax payments, as of December 31, 2022, and $877,099 in cash as of March 31, 2022. As of December 31, 2022 and March 31, 2022, the Company had total current liabilities of $ current liabilities of $2,369,573 and $536,712, respectively, and total current assets of $10,008,855 and $128,953,272, respectively. As of December 31, 2022, we had working capital deficit of $1,325,763, a decrease of working capital of $1,981,456 as compared to March 31, 2022, primarily as a result of a decrease in cash and prepaid expenses and an increase in total current liabilities. The significant increase in accrued expenses as of December 31, 2022 was in connection with the due diligence on Chijet. In addition, on October 15, 2022, the Company issued the Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to the Sponsor Affiliates in connection with the extension of the Initial Combination Period from October 29, 2022 to January 29, 2023. Due to the stockholders’ redemption in December 2022 (as described below), cash and marketable securities held in Trust Account decreased to $8,965,045 as of December 31, 2022 compared to $127,760,867 as of March 31, 2022. Subsequent to the Company’s special meeting of stockholders held on December 23, 2022, stockholders holding 11,819,790 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders.

We expect to continue to incur significant costs in the pursuit of a Business Combination. We cannot assure you that our plans to complete the Business Combination will be successful.

For the nine months ended December 31, 2022, cash used in operating activities amounted to $669,795, mainly due to the unrealized income earned on investment held in the Trust Account in amount of $1,728,701, and the decrease in accrued expenses to related parties by $15,000, offset by the net income of $257,372, the decrease in prepaid expenses by $233,673 and the increase in accrued expenses and taxes payable by $514,446 and $68,415, respectively. Comparatively, cash of $597,770 used in operating activities during the nine months ended December 31, 2021 was due to the net loss of $230,696, plus the increase in prepaid expenses by $339,030 and the decrease in accrued expenses to related parties and accrued expenses by $25,000 and $862, respectively.

Cash flow of $510,127 used in investing activities during the nine months ended December 31, 2022 was due to the distribution from the Trust Account in amount of $754,873 for taxes payments, offset by the investment of $1,265,000 in the Trust Account to extend the Initial Combination Period from October 29, 2022 to January 29, 2023. Cash flow of $127,765,000 used in investing activities during the nine months ended December 31, 2021 was due to the investment of cash in the Trust Account.

Cash flow of $1,265,000 provided by financing activities during the nine months ended December 31, 2022 was due to the proceeds from related parties’ loans totaled $1,265,000 in connection with the extension of the Initial Combination Period from October 29, 2022 to January 29, 2023. In addition, subsequent to the Company’s special meeting of stockholders held on December 23, 2022, stockholders holding 11,819,790 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders. Cash flow of $128,839,900 from financing activities during the nine months ended December 31, 2021 was due primary to the proceeds from the sale of Units at the closing of the Company’s IPO in amount of $126,500,000, net of underwriting discounts of $2,530,000, the proceeds from the sale of Private Placement Units in amount of $5,195,000, offset by the payment to the offering costs of $325,000 and the repayment of $100 to due to related party.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $8,965,045, after the $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay the redeeming holders, substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. In December 2022, we withdrew interest of $754,873 to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the Trust Account or from interest earned on the funds held in our Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had available cash of $962,177, including $754,873 distributed from the Trust Account for the tax payments. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Prior to the consummation of the IPO, our sponsor agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due upon completion of our initial Business Combination. As of December 31, 2022 and March 31, 2022, the loan payable to the Sponsor was $500,000.

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

On October 15, 2022, the Company issued the Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to the Sponsor Affiliates, in connection with the extension of the Initial Combination Period from October 29, 2022 to January 29, 2023. The Sponsor Affiliate Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes from the risk factors previously disclosed in our (i) Registration Statement; (ii) Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 24, 2022; and (iii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Shares in connection with an extension may subject us to the excise tax, unless one of the two exceptions above apply. Redemptions would only occur if an extension proposal is approved by our stockholders and the extension is implemented by the Board.

Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination), (iii) if we fail to timely consummate a Business Combination and liquidate in a taxable year following a Redemption Event and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a Business Combination and could affect our ability to complete a Business Combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On February 9, 2023, the Company issued a promissory note in an aggregate principal amount of $300,000 to an affiliate of the Company’s Sponsor, in connection with the extension of the Company’s time to consummate an initial Business Combination from January 29, 2023 to July 29, 2023. This note bears no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. An aggregate of $100,000 has been deposited into the Company’s Trust Account to extend the Company’s time to consummate a Business Combination from January 29, 2023 to March 29, 2023.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to the Second Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022).
10.1	Form of Promissory Note issued on February 9, 2023.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File.

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP MEDICINE ACQUISITION CORP.

Date: February 10, 2023	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2023	By:	/s/ Weixuan Luo
	Name:	Weixuan Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

