Form 10-K
period 2023-03-31
Deep Medicine Acquisition Corp.
filed 2023-05-31
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-40970

Deep Medicine Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3269086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Madison Avenue, 12th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 289-2776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	DMAQ	The Nasdaq Stock Market LLC

Rights, each exchangeable into one-tenth of one share of Class A Common Stock	DMAQR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on September 30, 2022, as reported on the Nasdaq Global Market was $127,385,500.

As of May 26, 2023, there were 4,613,410 Class A common stock, par value $0.0001 per share, and no Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including the TruGolf Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors (as defined below) following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Special Meeting” are to the special meeting of stockholders in lieu of an annual meeting of stockholders of the Company (as defined below) held on December 23, 2022;

●	“amended and restated certificate of incorporation” are to the second amended and restated certificate of incorporation of the Company, as corrected on October 26, 2021 and further amended at the 2022 Special Meeting;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“AST” are to American Stock Transfer & Trust Company, LLC trustee of our trust account and rights agent of our rights (as defined below);

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Chijet” are to Chijet Inc., a Cayman Islands exempted company, together with its subsidiaries;

●	“Chijet Business Combination” are to the definitive business combination agreement, dated July 12, 2022 and as amended September 6, 2022 and September 16, 2022, by and between the Company, Chijet, each of the referenced holders of Chijet’s outstanding shares, Chijet Motor Company, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Chijet, and Chijet Motor (USA) Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Chijet Motor Company, Inc., which was terminated on September 26, 2022;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 21-month period, from the closing of the initial public offering (as defined below) to July 29, 2023 (or such earlier date as determined by the board) as extended by the Second Extension (as defined below), unless further extended pursuant to our amended and restated certificate of incorporation, that we have to consummate an initial business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Deep Medicine Acquisition Corp., a Delaware corporation;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Effective Time” are to the effective time of the Merger (as defined below);

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension” are to the extension of the Initial Combination Period (as defined below) from October 29, 2022 to January 29, 2023 in connection with the funds deposited into the trust account from the First Sponsor Affiliate Notes (as defined below);

●	“First Sponsor Affiliate Notes” are to the two promissory notes in an aggregate principal amount of $1,265,000 issued on October 15, 2022 to two affiliates of the sponsor (as defined below), in connection with the First Extension;

●	“Founder Conversion” are to the conversion, in connection with the 2022 Special Meeting, of all of the issued and outstanding Class B common stock into Class A common stock on a one-for-one basis, resulting in 3,162,500 shares of Class B common stock being cancelled and 3,162,500 shares of Class A common stock being issued to the holders of such converting Class B common stock;

iii

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in the private placement (as defined below) and the shares of Class A common stock that were issued in the Founder Conversion;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters in the initial public offering;

●	“Initial Combination Period” are to the initial 12-month period, from the closing of the initial public offering to October 29, 2022, that we had to consummate an initial business combination before the First Extension;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on October 29, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Prospectus” are to the final Prospectus filed in connection with our initial public offering pursuant to Rule 424(b)(4), as filed with the SEC on October 28, 2021 (File No. 333-260515);

●	“IPO Registration Statement” are to the Registration Statements on Form S-1 initially filed with the SEC (as defined below) on September 13, 2021 and October 26, 2021, respectively, as amended, and declared effective on October 26, 2021 (File Nos. 333-259500 and 333-260515);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“MaloneBailey” are to MaloneBailey, LLP, our independent registered public accounting firm;

●	“Merger” are to the merger of Merger Sub (as defined below) with and into TruGolf (as defined below);

●	“Merger Sub” are to DMAC Merger Sub Inc., a Nevada corporation and newly formed wholly-owned subsidiary of the Company;

●	“Marketing Fee” are to the cash fee to be paid to I-Bankers for marketing services pursuant to a business combination marketing agreement, which shall be paid upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the initial public offering, including any proceeds from the full exercise of the underwriters’ over-allotment option;

●	“management” or our “management team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“rights” are to our rights, which include all of our rights sold as part of the units (as defined below) in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), as well as the private placement rights (as defined below) to the extent they are no longer held by the initial purchasers of the private placement rights or their permitted transferees;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“post business combination shares” are to the aggregate of 300,000 shares of Class A common stock issuable to our officers and directors within 10 days following the business combination;

iv

●	“private placement” are to the private placement of units that occurred simultaneously with the closing of our initial public offering;

●	“private placement rights” are to the rights sold as part of the private placement units;

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to our sponsor and I-Bankers in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“Purchaser Representative” are to the sponsor, solely in the capacity as the representative from and after the Effective Time for the stockholders of the Company other than the TruGolf Stockholders (as defined in the TruGolf Merger Agreement (as defined below));

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended March 31, 2023;

●	“representative shares” are to the 101,200 shares of Class A common stock issued to I-Bankers upon the consummation of the initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the date by which we must consummate our initial business combination from January 29, 2023 to July 29, 2023 (or such earlier date as determined by our board), as approved by our stockholders at the 2022 Special Meeting;

●	“Second Sponsor Affiliate Note” are to the promissory note in an aggregate principal amount of $300,000 we issued to an affiliate of the sponsor in connection with the Second Extension;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seller Representative” are to Christopher Jones, an individual, solely in his capacity as the representative from and after the Effective Time for the TruGolf Stockholders (as defined in the TruGolf Merger Agreement);

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to Bright Vision Sponsor LLC, a Delaware limited liability company;

●	“Sponsor Note” are to the promissory note of up to $500,000, dated March 15, 2021, by and between us and the sponsor for expenses related to the IPO;

●	“TruGolf” are to TruGolf, Inc., a Nevada corporation;

●	“TruGolf Business Combination” are to the agreements and transactions contemplated by the TruGolf Merger Agreement, including the documents and agreements ancillary to the TruGolf Merger Agreement;

●	“TruGolf Merger Agreement” are to the Agreement and Plan of Merger, dated March 31, 2023, by and among, the Company, Merger Sub, the Purchaser Representative, TruGolf and the Seller Representative;

●	“TruGolf Proxy Statement” are to the preliminary proxy statement and definitive proxy statemen to be filed by the Company with the SEC in connection with the TruGolf Business Combination;

●	“trust account” are to the U.S.-based trust account in which, as of October 29, 2021, the date of IPO, an amount of $127,765,000 ($10.10 per unit) from the net proceeds of the IPO and certain proceeds of the sales of the private placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one right; and

●

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated on July 8, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

While we have focused on targets in the healthcare industry with an equity value of approximately $300 million to $1 billion, we have also actively explored business combination targets in other businesses, industries or geographical locations, including, but not limited to, related industries such as consumer packaged goods, health & wellness, technology, pharmaceuticals, manufacturing, distribution, logistics and brand management. On March 31, 2023, we entered into the TruGolf Business Combination Agreement, as more fully disclosed under “TruGolf Business Combination” below.

As of March 31, 2023, we had not commenced any operations. All activity for the period from July 8, 2020 (inception) through March 31, 2023, relates to our formation and initial public offering, which is described below, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the cash and marketable securities held in the trust account. We have selected March 31 as our fiscal year end.

Initial Public Offering

On October 29, 2021, we consummated the IPO of 12,650,000 units at $10.00 per unit, which included 1,650,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option, and the private placement of an aggregate of 519,500 private placement units to the sponsor and I-Bankers at a purchase price of $10.00 per private placement unit, generating gross proceeds of $5,195,000 that closed simultaneously with the closing of the IPO.

In connection with its services as the representative of the underwriters for the IPO and as a result of the full exercise of the over-allotment option, upon the closing of the IPO, we issued 101,200 representative shares to I-Bankers, along with a five-year warrant to purchase 632,500 shares of Class A common stock, equal to 5.0% of the public shares issued in the IPO (the “representative warrants”), which has an exercise price of $12.00 per share. I-Bankers has agreed not to transfer, assign or sell any of representative shares until the completion of the initial business combination. In addition, I-Bankers has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete the initial business combination within the Combination Period. The representatives warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the Registration Statement and the closing of the initial business combination and terminating on the fifth anniversary of such effectiveness date. The representative warrants and such shares purchased pursuant to the representative warrants were subject to a lock-up for a period of 180 days immediately following the commencement date of sales in the IPO. The representative warrants grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the commencement date of sales in the IPO with respect to the registration under the Securities Act of the shares of Class A Common Stock issuable upon exercise of the representative warrants.

Transaction costs amounted to $7,282,500 consisting of $2,530,000 in cash of underwriting commissions, $4,427,500 of the Marketing Fee, and $325,000 of other offering costs.

Upon the closing of the IPO, we deposited $127,765,000 ($10.10 per unit) from the proceeds of the IPO and certain proceeds of the sales of the private placement units in the trust account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the funds held in the trust account, as described below.

Following the closing of the IPO, cash of $764,101 was held outside of the trust account and was available for working capital purposes. As of March 31, 2023, we had available cash of $595,536 on our balance sheet, including $554,873  distributed from the trust account for tax payments, and a working capital deficit of $2,179,125 .

Management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. We must complete a business combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of our signing a definitive agreement in connection with our initial business combination. We will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Humphrey Polanen, our Chief Executive Officer, who has (i) many years of experience in mergers and acquisitions, having been actively involved as an investor and director in various venture capital backed companies in the technology industry, and (ii) served as a director of various private equity funds. We must complete our initial business combination by July 29, 2023, 21 months from the closing of our initial public offering. If our initial business combination is not consummated by the end of the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Extension of our Combination Period and Founder Conversion

Our Initial Combination Period was extended until January 29, 2023 in the First Extension pursuant to our amended and restated certificate of incorporation and the First Sponsor Affiliate Notes (as further described below under “Ability to Extend Time to Complete Business Combination.”) On December 23, 2022, we held the 2022 Special Meeting at which our stockholders approved, among other things, an amendment to our amended and restated certificate of incorporation to (i) extend the date by which we must consummate an initial business combination to July 29, 2023, or such earlier date as determined by the board of directors, and (ii) provide for the right of a holder of Class B common stock to convert into Class A common stock on a one-for-one basis prior to the closing of an initial business combination.

In connection with the vote to approve the above, the holders of 11,819,790 public shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $121 million (approximately $10.24 per share) was removed from the trust account to pay such holders.

On December 23, 2022, stockholders holding all of the issued and outstanding Class B common stock elected to convert their Class B common stock into Class A common stock on a one-for-one basis. As a result, 3,162,500 shares of Class B common stock were cancelled, and 3,162,500 shares of Class A common stock were issued to such holders of the converting Class B common stock.

Following the Founder Conversion and the redemptions in connection with the 2022 Special Meeting, and as of March 31, 2023, we had 4,613,410 shares of Class A common stock issued and outstanding.

Our Securities

Since the IPO, our securities have been listed on the Nasdaq Global Market. On December 2, 2021, the units no longer traded, and the public shares and rights underlying the units commenced trading separately. On February 15, 2023, we received approval from the Nasdaq Listing Qualifications Department of Nasdaq that our application to transfer the listing of the public shares and rights from the Nasdaq Global Market to the Nasdaq Capital Market was approved. The public shares and rights were transferred to the Nasdaq Capital Market at the opening of business on February 17, 2023 and continue to trade under the symbol “DMAQ” and “DMAQR,” respectively. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

TruGolf Business Combination

TruGolf Merger Agreement

General Terms and Effects

On March 31, 2023, we entered into the TruGolf Merger Agreement with Merger Sub, the Purchaser Representative, TruGolf and the Seller Representative. Pursuant to the TruGolf Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the TruGolf Business Combination (the “Closing”), Merger Sub will merge with and into TruGolf, with TruGolf continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TruGolf common stock (together, “TruGolf Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Merger Consideration (as defined below); (ii) all convertible securities of TruGolf, if not exercised or converted prior to the Effective Time, shall be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of TruGolf Stock. At the Closing, the combined public company will be renamed “TruGolf, Inc.”

Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the TruGolf Merger Agreement.

Merger Consideration

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of TruGolf’s common stock as of immediately prior to the Effective Time (“TruGolf Stockholders” will be an amount equal to up to $125,000,000, subject to adjustments for TruGolf’s closing debt, net of cash and unpaid transaction expenses (the “Merger Consideration”), which amount will consist of (i) base consideration of $80,000,000 and Restricted Shares (as defined below) with an aggregate value of up to $45,000,000 (as described below), which Restricted Shares shall be placed into an escrow account and shall be subject to forfeiture after the Closing if certain milestones are not met. The Merger Consideration to be paid to TruGolf Stockholders will be paid solely by the delivery of new shares of common stock, with each valued at the price per share (the “Redemption Price”) at which each share of common stock is redeemed or converted pursuant to the redemption by us of our public stockholders in connection with the initial business combination, as required by the Amended and Restated Certificate of Incorporation, our by-laws and the IPO Prospectus (the “Redemption”). The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.

The Merger Consideration will be allocated among TruGolf Stockholders, pro rata amongst them based on the number of shares of TruGolf common stock owned by such stockholder. Such consideration otherwise payable to TruGolf Stockholders is subject to reduction for purchase price adjustments.

Restricted Share; Escrow

At the Closing, the TruGolf Stockholders shall deposit 4,500,000 shares of common stock (the “Restricted Shares”) into a segregated escrow account with AST (or such other escrow agent reasonably acceptable to the Company and TruGolf), as escrow agent in accordance with an escrow agreement to be entered into in connection with the TruGolf Business Combination (the “Escrow Agreement”). The TruGolf Stockholders will have the right to vote the Restricted Shares while they are held in escrow.

The Restricted Shares shall no longer be subject to forfeiture, based on the combined company meeting criteria relating to (i) consolidated gross revenue, (ii) VWAP (as defined below) of our Class A common stock, or (iii) number of qualified franchise locations opened. The Restricted Shares shall be allocated into three tranches consisting of a first tranche of 1,000,000 Restricted Shares (the “First Tranche”), a second tranche of 1,500,000 Restricted Shares (the “Second Tranche”), and third tranche of 2,000,000 Restricted Shares (the “Third Tranche”). The Restricted Shares will no longer be subject to forfeiture as set forth below:

(a)	The First Tranche will no longer be subject to forfeiture as follows:

(i)	in the event that the gross consolidated gross revenue of the Company and its subsidiaries (the “Gross Revenues”) for 2024 equals or exceeds thirty million dollars ($30,000,000) but is less than forty two million dollars ($42,000,000), then 50% of the First Tranche shall no longer be subject to forfeiture or (y) in the event that the Gross Revenues for 2024 equals or forty two million dollars ($42,000,000), then 100% of the First Tranche shall no longer be subject to forfeiture; or (ii) in the event that the dollar volume-weighted average price (“VWAP”) of the shares our Class A common stock is at least $13.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then 100% of the First Tranche shall no longer be subject to forfeiture or, in the event that ten (10) or more Qualified Franchise Locations (as defined in the TruGolf Merger Agreement) are opened prior to the end of the calendar year 2024, then 100% of the First Tranche shall no longer be subject to forfeiture.

(b)	The Second Tranche will no longer be subject to forfeiture as follows:

(i)	in the event that the Gross Revenues for 2025 equals or exceeds fifty million dollars ($50,000,000) but is less than sixty five million dollars ($65,000,000), then 50% of the Second Tranche shall no longer be subject to forfeiture or (y) in the event that the Gross Revenues for 2025 equals or exceeds sixty five million dollars ($65,000,000), then 100% of the Second Tranche shall no longer be subject to forfeiture; or (ii) in the event that the VWAP of our Class A common stock is at least $15.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then 100% of the Second Tranche shall no longer be subject to forfeiture or , in the event that thirty (30) or more Qualified Franchise Locations are opened prior to the end of the calendar year 2025, then 100% of the Second Tranche shall no longer be subject to forfeiture.

(c)	The Third Tranche will no longer be subject to forfeiture as follows:

(i)	in the event that the Gross Revenues for 2026 equals or exceeds eighty million dollars ($80,000,000) but is less than one hundred million Dollars ($100,000,000), then 50% of the Third Tranche shall no longer be subject to forfeiture or (y) in the event that the Gross Revenues for 2026 equals or exceeds one hundred million Dollars ($100,000,000), then 100% of the Third Tranche shall no longer be subject to forfeiture; or (ii) in the event that the VWAP of our Class A common stock is at least $17.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then 100% of the Third Tranche shall no longer be subject to forfeiture or, in the event that fifty (50) or more Qualified Franchise Locations are opened prior to the end of the calendar year 2026, then 100% of the Second Tranche shall no longer be subject to forfeiture.

Representations and Warranties

The TruGolf Merger Agreement contains a number of representations and warranties by each of the Company and TruGolf as of the date of the TruGolf Merger Agreement and as of the date of the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the TruGolf Merger Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the TruGolf Business Combination or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the TruGolf Merger Agreement or in information provided pursuant to certain disclosure schedules to the TruGolf Merger Agreement. The representations and warranties made by the Company and TruGolf are customary for transactions similar to the TruGolf Business Combination.

Survival and Indemnification

None of the representations and warranties of the parties to the TruGolf Merger Agreement will survive the Closing, and no claim for indemnification may be made with respect thereto. None of the covenants and agreements of the parties contained in the TruGolf Merger Agreement will survive the Closing, except that those covenants and agreements that by their terms apply or are contemplated to be performed in whole or in part after the Closing will survive the Closing and continue until fully performed in accordance with their terms.

Covenants of the Parties

Each party agreed in the TruGolf Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the TruGolf Merger Agreement and the earlier of the Closing or the termination of the TruGolf Merger Agreement in accordance with its terms (the “Interim Period”), including (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements by TruGolf; (4) our public filings; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing and obtain third party and regulatory approvals; (8) tax matters; (9) further assurances; (10) public announcements; and (11) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the others informed of the status of any such inquiries, proposals, offers or requests for information. There are also certain customary post-Closing covenants regarding (1) tax matters; (2) maintenance of books and records; (3) indemnification of directors and officers; and (4) use of trust account proceeds.

The TruGolf Merger Agreement and the consummation of the TruGolf Business Combination requires the approval of both our stockholders and TruGolf’s stockholders. We agreed, as promptly as practicable after the date of the Merger Agreement, to prepare, with reasonable assistance from TruGolf, and file with the SEC, the TruGolf Proxy Statement for the purpose of soliciting proxies from our stockholders to approve the TruGolf Merger Agreement, the TruGolf Business Combination and related matters (the “DMAQ Stockholder Approval Matters”) at a special meeting of our stockholders (the “DMAQ Special Meeting”) and providing such stockholders an opportunity to participate in the Redemption. TruGolf also agreed in the Merger Agreement to call a meeting of its stockholders and use its reasonable best efforts to solicit from TruGolf Stockholders proxies in favor of the TruGolf Merger Agreement and the TruGolf Business Combination and certain related matters (the “TruGolf Stockholder Approval”), and to take all other actions necessary or advisable to secure such approvals, including enforcing the Voting Agreement (as described below).

Among the DMAQ Stockholder Approval Matters is an amendment to the amended and restated certificate of incorporation (the “ DMAQ Charter Amendment”) to provide that (i) our name shall be changed to “TruGolf, Inc.” or such other name as mutually agreed upon, (ii) we will have two classes of stock (high and low vote) if the TruGolf Class B common stock was approved by the TruGolf Special Committee (as discussed below) and the TruGolf Stockholders prior to the Effective Time, and (iii) certain provisions in the amended and restated certificate of incorporation related to our status as a blank check company will be removed or changed, and file the DMAQ Charter Amendment with the Secretary of State of the State of Delaware.

The parties also agreed to take all necessary action, so that effective at the Closing, our entire board of directors (the “Post-Closing Board”) will consist of seven individuals, four of whom shall be independent directors in accordance with Nasdaq requirements. Four of the members of the Post-Closing Board will be individuals (at least one of whom shall be an independent director) designated by TruGolf prior to the Closing and three of the members of the Post-Closing Board (all of whom shall be independent directors) will be mutually agreed on by us and TruGolf prior to the Closing. At or prior to Closing, we will provide each of our director designees with a customary director indemnification agreement, in form and substance reasonably acceptable to such director. The parties also agreed to take all action necessary including causing our executive officers to resign, so that the individuals serving as our chief executive officer and chief financial officer, respectively, immediately after the Closing will be the same individuals as that of TruGolf immediately prior to the Closing.

During the Interim Period, we may, but are not required to, seek to enter into and consummate subscription agreements with investors relating to a private equity investment and/or backstop arrangements in connection with the TruGolf Business Combination (the “PIPE Investment”), and if so, TruGolf agreed to cooperate in connection with such PIPE Investment and use its commercially reasonable efforts to cause such PIPE Investment to occur, including having TruGolf’s senior management participate in any investor meetings and roadshows as reasonably requested by us.

The parties agreed that we shall adopt an equity incentive plan which will provide for awards for a number of shares of our common stock equal to ten percent (10%) of the aggregate number of shares of common stock issued and outstanding immediately after the Closing.

TruGolf agreed to form a special committee of its board of director (the “TruGolf Special Committee”), which shall negotiate with the TruGolf founders to (i) make one or more amendments to the TruGolf Certificate of Incorporation, to create and authorize the creation of shares of high vote TruGolf Class B common stock , and (ii) effect an exchange of the shares of TruGolf Class A common stock held by each of the TruGolf founders (or their respective Affiliates) for an equal number of shares of high vote TruGolf Class B common stock for such consideration as agreed by the TruGolf Special Committee, which amendments would become effective immediately prior to the Effective Time, subject to the approval by the TruGolf stockholders.

Closing Conditions

The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

●	receipt of the DMAQ Stockholder Approval;

●	receipt of the TruGolf Stockholder Approval;

●	expiration of any applicable waiting period under any antitrust laws;

●	receipt of requisite consents from governmental authorities to consummate the TruGolf Business Combination, and receipt of specified requisite consents from other third parties to consummate the TruGolf Business Combination;

●	the absence of any law or order that would prohibit the consummation of the Merger or other transactions contemplated by the TruGolf Merger Agreement;

●	upon the Closing, after giving effect to the completion of the Redemption and any PIPE Investment, we shall have net tangible assets of at least $5,000,001;

●	upon the Closing, we shall have cash, including funds remaining in the trust account and the proceeds of any PIPE Investment, after giving effect to any Redemptions, payment of amounts owed to the sponsor and its affiliates but prior to the payment of any unpaid expenses or liabilities in an aggregate amount not to exceed $1,600,000, of at least equal to $10,000,000;

●	the absence of any pending claim, demand, action, litigation complaint, or other proceeding by or before a governmental authority seeking to enjoin the consummation of the Merger and TruGolf Business Combination;

●	the members of the Post-Closing Board shall have been elected or appointed as of the Closing;

●	the TruGolf Proxy Statement clearing SEC comments; and

Unless waived by us, the obligations of the Company and Merger Sub to consummate the Merger are subject to the satisfaction of the following additional conditions, in addition to customary certificates and other closing deliverables:

●	the representations and warranties of TruGolf being true and correct as of the date of the Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	TruGolf having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the TruGolf Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to TruGolf and its subsidiaries, taken as a whole, since the date of the TruGolf Merger Agreement which is continuing and uncured;

●	The Company having received a copy of the TruGolf’s charter certified by the Secretary of State of the State of Nevada no more than ten business days prior to the Closing date;

●	The Non-Competition Agreement and Lock-up Agreement executed by the Significant Company Holders of TruGolf shall be in full force and effect; and

●	The Company shall have received evidence reasonably acceptable to us that TruGolf shall have converted, terminated, extinguished and cancelled in full any outstanding convertible securities or commitments therefor.

Unless waived by TruGolf, the obligations of TruGolf to consummate the Merger are subject to the satisfaction of the following additional conditions:

●	the representations and warranties of the Company being true and correct as of the date of the Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	The Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the TruGolf Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to us and our subsidiaries, taken as a whole, since the date of the Merger Agreement which is continuing and uncured; and

●	TruGolf having received a copy of the Registration Rights Agreement, duly executed by us and the sponsor.

Termination

The TruGolf Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	By mutual written consent of the Company and TruGolf;

●	by either us or TruGolf if any of the conditions to Closing have not been satisfied or waived by July 29, 2023 (the “Outside Date”), provided that we shall have the right to extend the Outside Date if we obtain an extension of the deadline by which we must complete a business combination (an “Additional Extension”) for an additional period the shortest of (i) three months, (ii) the period ending on the last day for us to consummate a business combination after such Additional Extension and (iii) such period as determined by us;

●	by either us or TruGolf if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the TruGolf Business Combination, and such order or other action has become final and non-appealable;

●	by either us or TruGolf of the other party’s uncured breach (subject to certain materiality qualifiers);

●	by us if there has been an event after the signing of the TruGolf Merger Agreement that has had a Material Adverse Effect on TruGolf and its subsidiaries taken as a whole that is continuing and uncured;

●	by either us or TruGolf if the DMAQ Special Meeting is held and the DMAQ Stockholder Approval is not received; and

●	by either us or TruGolf if a special meeting of TruGolf stockholders is held and the TruGolf Stockholder Approval is not received;

If the TruGolf Merger Agreement is terminated, all further obligations of the parties under the TruGolf Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, fees and expenses, termination, waiver of claims against the trust, and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for liability for any fraud claims or willful and intentional breach of the TruGolf Merger Agreement prior to such termination.

Trust Account Waiver

TruGolf and the Seller Representative agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the trust account, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Purchaser Representative and Seller Representative

The sponsor is serving as the Purchaser Representative under the TruGolf Merger Agreement, and in such capacity will represent the interests of our stockholders after the Closing (other than the TruGolf Stockholders) with respect to certain matters under the TruGolf Merger Agreement, including with respect to the determination of whether the Restricted Shares shall be forfeited. Christopher Jones is serving as the Seller Representative under the TruGolf Merger Agreement, and in such capacity will represent the interests of the TruGolf Stockholders with respect to certain matters under the TruGolf Merger Agreement, including with respect to the determination of whether the Restricted Shares shall be forfeited.

Related Agreements

Voting Agreement

Simultaneously with the execution of the TruGolf Merger Agreement, certain significant stockholders of TruGolf entered into voting agreements (each, a “Voting Agreement”) with us and TruGolf. Under the Voting Agreement, the TruGolf stockholders agreed to vote all of their shares of TruGolf Stock in favor of the TruGolf Merger Agreement and the TruGolf Business Combination and to otherwise take certain other actions in support of the TruGolf Merger Agreement and the TruGolf Business Combination and the other matters submitted to TruGolf Stockholders for their approval, and provide a proxy to us to vote such TruGolf Stock accordingly. The Voting Agreement prevents transfers of the TruGolf Stock held by the TruGolf stockholder between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreement

Simultaneously with the execution of the TruGolf Merger Agreement, certain stockholders (each, a “Significant Stockholder”) of TruGolf entered into lock-up agreements (each, a “Lock-Up Agreement”) with us and the Purchaser Representative.

Pursuant to the Lock-Up Agreement, with respect to the shares received as Merger Consideration (the “Restricted Securities”), each Significant Stockholder shall agree not to, during the period commencing from the Closing (A) with respect to fifty percent (50%) of the Restricted Securities, ending on the earliest of (x) the six (6) month anniversary of the Closing, (y) the date on which the closing sale price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any twenty (20) trading days within any thirty (30) trading day period commencing after the Closing, and (z) the date after the Closing on which we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities or other property (a “Subsequent Transaction”) and (B) with respect to the remaining fifty percent (50%) of the Restricted Securities, ending on the earlier of (x) the six (6) month anniversary of the Closing, and (y) a Subsequent Transaction: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Restricted Securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Restricted Securities, or (iii) publicly disclose the intention to do any of the foregoing.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the TruGolf Merger Agreement, certain stockholders and officers (each, a “Subject Party”) of TruGolf each entered into a non-competition and non-solicitation agreement with us and TruGolf (collectively, the “Non-Competition Agreement”). Under the Non-Competition Agreement, pursuant to which the Subject Party agrees not to compete with us, TruGolf and their respective affiliates during the two year period following the Closing and, during such two year restricted period, not to solicit employees or customers of such entities. The Non-Competition Agreement also contains customary confidentiality and non-disparagement provisions.

Sponsor Support Agreement

Simultaneously with the execution of the Merger Agreement, TruGolf, the Company and the sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the sponsor agreed to vote all of its shares of our common stock in favor of the TruGolf Merger Agreement and the TruGolf Business Combination. The sponsor Support Agreement also prevents transfers of our securities held by the sponsor between the date of the Sponsor Support Agreement and the termination of the Sponsor Support Agreement.

The foregoing descriptions of the Voting Agreement, the Lock-up Agreement, the Non-Competition Agreement and the Sponsor Support Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Form of the Voting Agreement, the Form of the Lock-up Agreement, the Form of the Non-Competition Agreement and the Sponsor Support Agreement, copies of which are filed hereto as Exhibits 10.10, 10.11, 10.12 and 10.13, respectively.

Other than as specifically discussed, this Report does not assume the closing of the TruGolf Business Combination.

Chijet Business Combination and Termination

We entered into the Chijet Business Combination Agreement on July 12, 2022, which was amended on (i) September 6, 2022 to extend the due diligence period provided for under the Chijet Business Combination Agreement and (ii) September 16, 2022 to extend the diligence expiration date until September 30, 2022. However, on September 26, 2022, we terminated the Chijet Business Combination Agreement pursuant to a termination notice sent in accordance with the terms and provisions of the Chijet Business Combination Agreement. We were not obligated to pay any penalties pursuant to the terms of the Chijet Business Combination Agreement as a result of such termination.

Acquisition Criteria

A methodical and disciplined approach has been, and if the TruGolf Business Combination is not consummated, may continue to be used to identify and evaluate potential acquisition targets.

●	Nature of products and solutions.

●	Opportunities for accelerating growth.

●	Strong management teams.

These criteria are not exhaustive and we have considered these along with other key criteria along the journey to identify and evaluate companies. There have been company-specific criteria that has emerged as we examined the products and business models of companies. Given the deep and diverse experience of our team, we believe we have been able to discern the product- and company-specific criteria of success and determine the company’s strengths and weaknesses against those criterial and in the case of weaknesses, how our team can be a catalyst in overcoming those weaknesses.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of TruGolf was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or our officers or directors. Our sponsor, owns approximately a 3% equity interest in TruGolf that was received as consideration for services provided under a service agreement with TruGolf. Although the ownership interest of the sponsor in TruGolf may not rise to the level that it would cause TruGolf to be deemed to be affiliated with our sponsor, officers or directors, our directors, have obtained an opinion from an independent financial advisory firm that the initial business combination is fair to our Company from a financial point of view.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period varies based on the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies have provided, and if the TopGolf Business Combination is not consummated, may continue to provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 29, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior September 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Offering Structure

Unlike other blank check companies that sold units comprised of shares of common stock and warrants to purchase a full share of common stock in their initial public offerings, we sold units, each unit comprised of one share of Class A common stock and one right that entitles the holder thereof to receive one-tenth (1/10) of one share of Class A common stock upon consummation of our initial business combination. Our management believes that investors in similarly structured blank check offerings, and those likely to invest in the IPO, have come to expect the units of such companies to include one share of common stock and another security which would allow the holders to acquire additional shares of common stock. Without the ability to acquire such additional shares of common stock, our management believes the investors would not be willing to purchase units in such companies’ initial public offerings. Accordingly, because the number of shares ordinarily issuable upon exercise of the warrants found in the structure of other blank check initial public offerings is lessened in our case (since units often consist of a whole warrant that entitles the holder thereof to receive a full share of common stock as opposed to the one-tenth (1/10) of one share the rights entitle a holder to receive), our management believes we may be viewed more favorably by potential target companies when determining which company to engage in a business combination with. However, our management may be incorrect in this belief.

Financial Position

With funds available for an initial business combination as of March 31, 2023 in the amount of approximately $9,160,803, assuming no further redemptions and after reducing the balance for income taxes payable and after payment of $4,427,500 of Marketing Fee payable to I-Bankers, in each case before fees and expenses associated with our initial business combination, together with the Marketing Fee, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

See “TruGolf Business Combination” above for more information on the financing of the TruGolf Business Combination.

Sources of Target Businesses

Target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses have been and may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates.

Additionally, pursuant to a business combination marketing agreement, we engaged I-Bankers as an advisor in connection with our business combination and will pay I-Bankers the Marketing Fee for such marketing services upon the consummation of our initial business combination. I-Bankers’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, is allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination prior to the business combination. However, we will issue to our officers and directors an aggregate of 300,000 post business combination shares, with the same lock-up restrictions and registration rights as the founder shares. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.]

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While the sponsor’s equity interest in TruGolf may not rise to the level that would cause TruGolf to be deemed to be affiliated with our sponsor, executive officers or directors, in the event we do not consummate the TruGolf Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that are made available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of TruGolf, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the TruGolf Business Combination is not consummated and we seek another initial business combination], our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the TruGolf Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case in the TruGolf Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially approximately $10.10 per public share. Our initial stockholders, officers and directors and I-Bankers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares, representative shares and any public shares held by them in connection with the completion of our initial business combination.

See “TruGolf Business Combination” above for more information on the redemption process and specifics for the TruGolf Business Combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders, officers and directors and I-Bankers have agreed to vote their founder shares, private placement shares, representative shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the aggregate redemptions of public shares in connection with the 2022 Special Meeting and the number of outstanding founder shares, private placement shares, representative shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) held by our initial stockholders, officers and directors and I-Bankers, unless otherwise required under applicable law, we will not require the vote of the holders of any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, as the founder shares now constitute more than a majority of the total outstanding shares of common stock. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO (the “Excess Shares.”) Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the Combination Period.

Ability to Extend Time to Complete Business Combination

Our Initial Combination Period was 12 months from the closing of the initial public offering, or until October 29, 2022. However, we had the ability to extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and AST on October 26, 2021, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, had to deposit into the trust account up to $1,265,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $2,530,000, or $0.20 per share, if we extend for the full six months). Our sponsor and its affiliates or designees were not obligated to fund the trust account to extend the Initial Combination Period.

To effect the First Extension, on October 19, 2022, an aggregate of $1,265,000 pursuant to the First Sponsor Affiliate Note was deposited into the trust account and the Initial Combination Period was extended from October 29, 2022 to January 29, 2023, which amount will be included in the pro rata amount distributed to (i) all of the holders of the public shares upon our liquidation or (ii) holders of the public shares who elect to have their shares redeemed in connection with the consummation of the initial business combination.

Instead of utilizing the additional three-month extension available under the amended and restated certificate of incorporation, we held the 2022 Special Meeting to give our stockholders the opportunity to further amend the amended and restated certificate of incorporation and approve the Second Extension. As a result, we now have until July 29, 2023 (or such earlier date as determined by the board) to complete our business combination.

If we are unable to complete a business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Our initial stockholders, officers and directors and I-Bankers have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares, private placement shares or representative shares held by them if we fail to complete our initial business combination within the Combination Period. However, if our initial stockholders officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded, to the extent possible, from the remaining amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

The per-share redemption amount received by public stockholders was approximately $10.83 as of March 31, 2023. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.83. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. MaloneBailey and the underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period may be considered a liquidating distribution under Delaware law.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the Combination Period, subject to applicable law.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as TruGolf, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We consider our relations with our employees to be good.

Periodic Reporting and Financial Information

Our Class A common stock and rights have been registered under the Exchange Act and we have reporting obligations under such act, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Report, will contain financial statements audited and reported on by our independent registered public accountants.

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

We will be required to evaluate our internal control procedures for the fiscal year ending March 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 29, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior September 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.	Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, including the TruGolf Business Combination;

●	our expectations around the performance of a prospective target business, such as TruGolf, or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the TruGolf Business Combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, such as TruGolf, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.10 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States. We are a Delaware company and Ke Li, the managing member of our sponsor, is a citizen of the U.S. and a resident of Hong Kong SAR. Additionally, certain minority owners of our sponsor are citizens of China;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

25

●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares in connection with an extension of the combination period may subject us to the excise tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the combination period is approved by our stockholders and such extension is implemented by the board of directors.

If the deadline for us to complete a business combination (currently July 29, 2023) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination), (iii) if we fail to timely consummate a business combination and liquidate in a taxable year subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a business combination and could affect our ability to complete a business combination.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC on June 24, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2022 and December 31, 2022 as filed with the SEC on November 14, 2022 and February 10, 2023, respectively, and (iv) Proxy Statement on Schedule 14A as filed with the SEC on December 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to TruGolf and the TruGolf Business Combination, please see the TruGolf Proxy Statement once filed.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently maintain our principal executive offices at 595 Madison Avenue, 12th Floor, New York, NY 10017 for which we pay a base fee of approximately $100 per month, plus other expenses, on an as needed basis for additional office use or administrative services. Our telephone number is (917) 289-2776. We consider our current office space, combined with the other office space otherwise available to our executive officers for no consideration, adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our public shares and rights are each currently traded on the Nasdaq Capital Market under the symbols “DMAQ” and “DMAQR”, respectively. Our units traded on the Nasdaq Global Market under the symbol “DMAQU”. However, on December 2, 2021, the units ceased public trading, and the public shares and rights underlying the units commenced trading separately on the Nasdaq Global Market.

On February 15, 2023, we received approval from the Nasdaq Listing Qualifications Department of Nasdaq that our application to transfer the listing of the public shares and rights from the Nasdaq Global Market to the Nasdaq Capital Market was approved. The public shares and rights were transferred to the Nasdaq Capital Market at the opening of business on February 17, 2023 and continue to trade under the symbol “DMAQ” and “DMAQR,” respectively. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

(b)	Holders

On May 26, 2023, there were 8 holders of record of our Class A common stock and 1 holder of record of our rights.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

On December 23, 2022, we held the 2022 Special Meeting at which our stockholders approved, among other things, an amendment to our amended and restated certificate of incorporation to provide for the right of a holder of Class B common stock to convert into Class A common stock on a one-for-one basis prior to the closing of an initial business combination.

Also on December 23, 2022, stockholders holding all of the issued and outstanding Class B common stock elected to convert their Class B common stock into Class A common stock on a one-for-one basis. As a result, 3,162,500 shares of Class B common stock were cancelled, and 3,162,500 shares of Class A common stock were issued to such holders of the converting Class B common stock.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement. The specific investments in our trust account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 23, 2022, we held the 2022 Special Meeting at which our stockholders approved, among other things, an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination to July 29, 2023, or such earlier date as determined by the board of directors. In connection with the vote to approve the Second Extension, the holders of 11,819,790 public shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $121 million (approximately $10.24 per share) was removed from the trust account to pay such holders.

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated on July 8, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Extension of our Combination Period and Founder Conversion

Our Initial Combination Period was extended until January 29, 2023 in the First Extension pursuant to our amended and restated certificate of incorporation and the First Sponsor Affiliate Notes. On December 23, 2022, we held the 2022 Special Meeting at which our stockholders approved, among other things, an amendment to our amended and restated certificate of incorporation to (i) extend the date by which we must consummate an initial business combination to July 29, 2023, or such earlier date as determined by the board of directors, and (ii) provide for the right of a holder of Class B common stock to convert into Class A common stock on a one-for-one basis prior to the closing of an initial business combination.

In connection with the vote to approve the above, the holders of 11,819,790 public shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $121 million (approximately $10.24 per share) was removed from the trust account to pay such holders.

On December 23, 2022, stockholders holding all of the issued and outstanding Class B common stock elected to convert their Class B common stock into Class A common stock on a one-for-one basis. As a result, 3,162,500 shares of Class B common stock were cancelled, and 3,162,500 shares of Class A common stock were issued to such holders of the converting Class B common stock.

Following the Founder Conversion and the redemptions in connection with the 2022 Special Meeting, and as of March 31, 2023, we had 4,613,410 shares of Class A common stock issued and outstanding.

Our Securities

On February 15, 2023, we received approval from the Nasdaq Listing Qualifications Department of Nasdaq that our application to transfer the listing of the public shares and rights from the Nasdaq Global Market to the Nasdaq Capital Market was approved. The public shares and rights were transferred to the Nasdaq Capital Market at the opening of business on February 17, 2023 and continue to trade under the symbol “DMAQ” and “DMAQR,” respectively. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

TruGolf Business Combination

On March 31, 2023, we entered into the TruGolf Merger Agreement with Merger Sub, the Purchaser Representative, TruGolf and the Seller Representative. Pursuant to the TruGolf Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the TruGolf Business Combination, Merger Sub will merge with and into TruGolf in the Merger, with TruGolf continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TruGolf common stock (together, “TruGolf Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Merger Consideration (as defined in the TruGolf Merger Agreement ); (ii) all convertible securities of TruGolf, if not exercised or converted prior to the Effective Time, shall be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of TruGolf Stock. At the Closing, the combined public company will be renamed “TruGolf, Inc.”

For a full description of the TruGolf Merger Agreement and the proposed TruGolf Business Combination, please see “Item 1. Business.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not and do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents after the IPO in amount of $1,824,459 for the year ended March 31, 2023. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements contained elsewhere in this Report. After the IPO, we incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. Our expenses have increased substantially after the closing of the IPO.

For the year ended March 31, 2023, we had a net loss of $400,232, which consists of $2,167,122 of operating and formation costs, offset by the unrealized gain on our marketable securities held in the trust account of $1,824,459.

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

Liquidity and Capital Resources

We had cash of $595,536 on our balance sheet, including $554,873 distributed from the trust account for the tax payments as of March 31, 2023, and cash of $877,099 as of March 31, 2022. As of March 31, 2023 and 2022, we had total current liabilities of $2,795,069 and $536,712, respectively, and total current assets of $9,776,747 and $128,953,272, respectively. As of March 31, 2023, we had working capital deficit of $2,179,125, a decrease of working capital of $2,834,818 as compared to March 31, 2022, primarily as a result of a decrease in cash and prepaid expenses and an increase in total current liabilities.

The significant increase in accrued expenses as of March 31, 2023 was in connection with the due diligence on Chijet. In addition, on October 15, 2022, we issued the First Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to two affiliates of the sponsor in connection with the First Extension. Due to the stockholders’ redemption in December 2022 in connection with the 2022 Special Meeting, cash and marketable securities held in trust account decreased to $9,160,803 as of March 31, 2023 compared to $127,760,867 as of March 31, 2022, after $121,034,650 (approximately $10.24 per share) was removed from the trust account to pay such redeeming holders. In connection with the Second Extension, under the Second Sponsor Affiliate Note, an additional $100,000 was deposited in the aggregate into the trust Account as of March 31, 2023 and a further $100,000 has been deposited subsequently.

We expect to continue to incur significant costs in the pursuit of a business combination. We cannot assure you that our plans to complete the business combination will be successful.

For the year ended March 31, 2023, cash used in operating activities amounted to $1,036,436, mainly due to the net loss of $400,232, the unrealized income earned on investment held in the trust account in amount of $1,824,459, and the decrease in accrued expenses to related parties by $15,000, offset by the decrease in prepaid expenses by $294,898 and the increase in accrued expenses and taxes payable by $850,788 and $57,569, respectively. Comparatively, cash of $697,868 used in operating activities during the year ended March 31, 2022 was due to the net loss of $414,045, plus the increase in prepaid expenses by $277,806 and the decrease in accrued expenses to related parties by $25,000, offset by the increase in accrued expenses by $14,850.

Cash flow of $120,424,523 provided by investing activities during the year ended March 31, 2023 was due to the distribution from the trust account in amount of $754,873 for taxes payments, offset by the investment of $1,365,000 in the trust account, of which $1,265,000 was to extend the Initial Combination Period in the First Extension pursuant to the First Sponsor Affiliate Notes and $100,000 was a partial payment pursuant to the Second Sponsor Affiliate Note in connection with the Second Extension (under which a monthly payment of $50,000 should be deposited into the trust account after January 29, 2023). In addition, subsequent to and in connection with the 2022 Special Meeting, stockholders holding 11,819,790 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $121,034,650 (approximately $10.24 per share) was released from the trust account to pay such holders. Cash flow of $127,765,000 used in investing activities during the year ended March 31, 2022 was due to the investment of cash in the trust account.

Cash flow of $119,669,650 used in financing activities during the year ended March 31, 2023 was due to the proceeds from related parties’ loans totaled $1,365,000 as discussed above, offset by the cash of $121,034,650 removed from the trust account to pay the redeeming shareholders in December 2022. Cash flow of $128,839,900 from financing activities during the year ended March 31, 2022 was due primary to the proceeds from the sale of Units at the closing of the IPO in amount of $126,500,000, net of underwriting discounts of $2,530,000, the proceeds from the sale of Private Placement Units in amount of $5,195,000, offset by the payment to the offering costs of $325,000 and the repayment of $100 to due to related party.

As of March 31, 2023, we had cash and marketable securities held in the trust account of $9,160,803, after the $121,034,650 (approximately $10.24 per share) was removed from the trust account to pay the redeeming holders in connection with the 2022 Special Meeting, substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. In December 2022, we withdrew interest of $754,873 to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in trust account. The interest earned on the amount in the trust account has been and we expect it will continue to be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had available cash of $595,536, including $554,873 distributed from the trust account for the tax payments. We have used and will continue to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete our initial business combination, we would repay any Working Capital Loans. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of Class A common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination), at the option of the lender. Such units would be identical to the private placement units. The terms of such Working Capital Loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for conducting the due diligence related to a proposed business combination and operating our business during this process. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, including the proposed business combination, are less than the actual amount necessary to do so, or we are unable to complete the proposed business combination, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, have targeted and if the TruGolf Business Combination is not consummated, we will continue to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2023 and March 31, 2022, we had loans payable to the sponsor and its affiliates in the amount of $1,865,000 and $500,000, respectively, as discussed below:

Prior to the consummation of the IPO, our sponsor agreed to loan us $500,000 to be used for a portion of the expenses of the IPO. The Sponsor Note is non-interest bearing, unsecured and due upon completion of our initial business combination. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder, be obligated personally for any obligations or liabilities of the Sponsor Note.

On October 15, 2022, we issued the First Sponsor Affiliate Notes to two affiliates of the sponsor in connection with the First Extension, from October 29, 2022 to January 29, 2023. The First Sponsor Affiliate Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, or (b) the date of our liquidation.

On October 19, 2022, an aggregate of $1,265,000 from the First Sponsor Affiliate Notes was deposited into the trust account, which amount will be included in the pro rata amount distributed to (i) holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the initial business combination.

On February 9, 2023, we issued the Second Sponsor Affiliate Note to an affiliate of the sponsor, in connection with the Second Extension, from January 29, 2023 to July 29, 2023, pursuant to which a monthly payment of $50,000 is to be deposited into the trust account after January 29, 2023. The Second Sponsor Affiliate Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, or (b) the date of our liquidation. Accordingly, an aggregate of $100,000 had been deposited into the trust account as of March 31, 2023 and an additional $100,000 has been deposited subsequently.

Going Concern

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a business combination.

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

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the consummation of a business combination or for a period of time within one year after the date that these financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a business combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a business combination during the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters of the initial public offering are entitled to a deferred fee of $0.35 per unit, or $4,427,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies  .

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the inadequate segregation of duties within our account processes since we had limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Humphrey P. Polanen	74	Chief Executive Officer and Chairman of the Board
Weixuan Luo	50	Chief Financial Officer
Ronald M. Razmi, MD	53	Director
Tina Spires	46	Director
HongLiang Ren	43	Director
Wanlei Miao	39	Director
John Chiang	60	Director

The experience of our directors and executive officers is as follows:

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

Weixuan Luo, our Chief Financial Officer since inception, is a founding partner of L&L CPAS, PA, an accounting firm since October 2013. She has also been serving as the President of American Aeolian Travel Inc., a travel agency, since May 2012. She has been a Senior Manager and Controller at Greentree Financial Group Inc. providing financial advisory services to public companies since May 2003. From July 2018 to June 2020, Ms. Luo was a founder and Chief Financial Officer of Proficient Alpha Acquisition Corp. (Nasdaq: PAAC), a special purpose acquisition company, which completed its initial business combination in June 2020. Ms. Luo has worked with publicly traded companies for over a decade in a broad array of services, including audits, tax preparation, risk assessment, financial analysis and financial statements preparation. Ms. Luo is Certified Public Accountant in Florida and a member of American Institute of CPAs. Ms. Luo received her Master’s degree in Economics and Finance from the University of North Carolina.

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

John Chiang, our director since October 2022, has been serving as a member of the boards of directors of Apollo Medical Holdings, Inc. (Nasdaq: AMEH) since January 2019 and Boom Interactive since May 2023. In addition, he has been serving on the corporate advisory boards of Pasadena Private Lending, LLC since February 2019, and Adept Urban since January 2021. He served on the corporate advisory board of Calyx Peak Companies from February 2019 to December 2022. Mr. Chiang also served as a fellow at the University of Southern California Center for the Political Future during the Fall of 2020. From December 2020 to March 2022, he served on the advisory board of Faraday Future Intelligent Electric Inc (Nasdaq: FFIE). From January 2019 to March 2021, he served on the board of directors of Zeuss Technologies, Inc. From January 2015 to January 2019, Mr. Chiang served as the California State Treasurer, where he oversaw transactions and managed investment portfolio. Prior to that, Mr. Chiang served as California State Controller from January 2007 to January 2015. Mr. Chiang graduated with honors with a Bachelor of Arts in finance from the University of South Florida and received his J.D. from Georgetown University Law Center. Mr. Chiang is well qualified to serve as a director due to his expertise and wide-ranging experience as a statewide elected official. As a former State of California Controller and Treasurer, Mr. Chiang has a unique background that will strengthen our board.

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In August 2017, Ms. Weixuan Luo was disciplined and fined by the PCAOB due to a violation of Auditing Standard #7 under PCAOB Release No. 105-2017-034, for not observing the two year cooling off period and serving as the engagement review partner before the period had run on two audit engagements. As a result, she agreed to implement several remedial measures. The disciplinary action did not require any amendment to the completed audits or question the quality of the audit work completed. She was fined by the North Carolina Board of Accountancy in connection with the PCAOB order. Also, in connection with the PCAOB order, she was found in violation of section 5100(1) of the California Accountancy Act by the California Board of Accountancy (the “CBA”) and referred to the California Attorney General’s Office for review and the Florida Department of Business and Professional Regulation filed an administrative complaint against her before the Florida Board of Accountancy (the “FBA”). On August 2, 2019, Ms. Luo’s firm, L&L CPAs PA, was censured and fined $5,000.00 by the CBA and ordered to pay the legal cost of $8,712.50 to the CBA. On December 13, 2019, the FBA accepted a settlement with Ms. Luo, pursuant to which Ms. Luo’s license was reprimanded, and Ms. Luo was fined $1,000.00 by the FBA and ordered to pay the legal cost of $70.48 to the FBA.

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

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Tina Spires, HongLiang Ren and John Chiang, expired at the 2022 Special Meeting, which was held in lieu of our first annual meeting of stockholders. Each of Tina Spires, Bryant E. Fong, HongLiang Ren and Marc A. Hamer was re-elected as directors at the 2022 Special Meeting, with a term expiring at the third annual meeting of stockholders. The term of office of the second class of directors, consisting of Humphrey P. Polanen, Ronald M. Razmi and Wanlei Miao, will expire at the second annual meeting of stockholders. Our amended and restated certificate of incorporation provides that our board of directors may be removed with cause by the affirmative vote of the holders of a majority of the voting power of all of our outstanding stock.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Wanlei Miao and HongLiang Ren serve as members of our audit committee, and John Chiang chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Wanlei Miao, HongLiang Ren and John Chiang meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Chiang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. HongLiang Ren and John Chiang serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. HongLiang Ren and John Chiang are independent, and John Chiang chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

No compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination, except that we pay Weixuan Luo, our Chief Financial Officer, monthly fees of $5,000 for her services commencing on August 1, 2020. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Tina Spires, HongLiang Ren, Wanlei Miao and John Chiang. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted a Code of ethics applicable to our directors, officers and employees. A copy of our Code of ethics and our audit and compensation committee charters have been filed as exhibits to the IPO Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. Requests for copies of our code of ethics should be sent in writing to 595 Madison Avenue, 12th Floor, New York, NY 10017. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the years ended March 31, 2023 and 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act. except as set forth below:

Humphrey J Polanen filed one late Form 3.

Item 11.	Executive Compensation.

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

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we have not had and do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination, such as the TruGolf Proxy Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of May 26, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,613,410 shares of our common stock, consisting of (i) 4,613,410 shares of our Class A common stock and (ii) no shares of our Class B common stock, issued and outstanding as of March 31, 2023. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required by applicable law.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement rights as these rights are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Humphrey P. Polanen(2)	25,000	*	—	—	*
Weixuan Luo	—	—	—	—	—
Ronald M. Razmi, MD(3)	50,000	1.1%	—	—	1.1%
Tina Spires	—	—	—	—	—
HongLiang Ren	—	—	—	—	—
Wanlei Miao	—	—	—	—	—
John Chiang	—	—	—	—	—
All directors and executive officers as a group	75,000	1.6%	—	—	1.6%
Bright Vision Sponsor LLC(4)	3,021,958	65.5%	—	—	65.5%
Feis Parties(5)	356,818	7.7%	—	—	7.7%
Karpus Investment Management(6)	734,925	16.0%	—	—	16.0%
Mizuho Parties(7)	806,210	17.4%	—	—	17.4%
Lighthouse Parties(8)	737,516	16.0%	—	—	16.0%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Deep Medicine Acquisition Corp., 595 Madison Avenue, 12th Floor, New York, NY 10017.

(2)	Pursuant to a certain redemption agreement between the sponsor, and Humphrey P. Polanen (“Mr. Polanen”) and the Nicodimos Family Trust (the “Trust”), a member of the sponsor, shares of Class B common stock were transferred by the sponsor to the Trust in consideration for the redemption of such membership interest of the sponsor entitling the Trust to receive such securities. Mr. Polanen is the trustee of the Trust. By virtue of the relationship, Mr. Polanen may be deemed to have or share beneficial ownership of the securities held of record by the Trust. Mr. Polanen disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Pursuant to a certain redemption agreement between the sponsor and Ronald M. Razmi (“Mr. Razmi”), a member of the sponsor, shares of Class B common stock were transferred by the sponsor to Mr. Razmi in consideration for the redemption of such membership interest of the sponsor entitling Mr. Razmi to receive such securities.

(4)	According to the Schedule 13D/A filed with the SEC on April 27, 2022 by (i) the sponsor and (ii) Ke Li (“Mr. Li”). Mr. Li serves as the managing member of the sponsor. Mr. Li disclaims beneficial ownership of these securities.

(5)	According to the Schedule 13G/A filed with the SEC on December 8, 2021, by (i) Feis Equities LLC, an Illinois limited liability company (“Feis LLC”) and (ii) Lawrence M. Feis (“Mr. Feis”, together with Feis LLC, the “Feis Parties”). The number of Class A common stock held by the Feis Parties is reported as of December 6, 2021, which does not reflect any redemption of shares by the Feis Parties in connection with the Second Extension or any other transactions after December 6, 2021. Accordingly, the number of Class A common stock and the percentages set forth in the table may not reflect the Feis Parties’ current beneficial ownership. The principal business address of the Feis Parties is 20 North Wacker Drive, Suite 2115m Chicago, Illinois, 60606.

(6)	As reported on a Schedule 13G/A filed January 10, 2023, by Karpus Management, Inc., a New York corporation d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser and is controlled by City of London Investment Group plc (“CLIG”). However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The principal business address of Karpus is 183 Sully’s Trail, Pittsford, NY 14534.

(7)	According to a Schedule 13G filed with the SEC on February 14, 2022 by Mizuho Financial Group, Inc, Mizuho Financial Group, Inc. (“Mizuho Financial”), Mizuho Bank, Ltd. (“Mizuho Bank”) and Mizuho Americas LLC (“Mizuho America”) may be deemed to be indirect beneficial owners of the Class A common stock directly held by Mizuho Securities USA LLC (“Mizuho USA”, together with the Mizuho Financial, Mizuho Bank and Mizuho America, the “Mizuho Parties”), which is their wholly-owned subsidiary. The number of Class A common stock held by the Mizuho Parties is reported as of December 31, 2021, which does not reflect any redemption of shares by the Mizuho Parties in connection with the Second Extension or any other transactions after December 31, 2021. Accordingly, the number of Class A common stock and the percentages set forth in the table may not reflect the Mizuho Parties’ current beneficial ownership. The principal business address of Mizuho Financial and Mizuho Bank is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan, and the principal business address is 1271 Avenue of the Americas, NY, NY 10020.

(8)	According to the Schedule 13G/A filed on February 14, 2023 by (i) Lighthouse Investment Partners, LLC (“Lighthouse”), (ii) MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), (iii) MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), (iv) LHP Ireland Fund Management Limited (“LHP Ireland”), (v) MAP 501, a sub-trust of LMA Ireland (“MAP 501”), (vi) LMAP 909, a sub-fund of LMAP Ireland ICAV (“LMAP 909”), (vii) LMAP 910, a sub-fund of LMAP Ireland ICAV (“LMAP 910”) and (viii) Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin” and together with Lighthouse, MAP 136, MAP 214, LHP Ireland, MAP 501, LMAP 909 and LMAP 910, the “Lighthouse Parties”), regarding Class A common stock directly held by MAP 214, MAP 136 and Shaolin. Lighthouse serves as the investment manager of MAP 214, MAP 136, and Shaolin. LHP Ireland serves as the manager to MAP 501, LMAP 909 and LMAP 910. Because Lighthouse and LHP Ireland may be deemed to control MAP 214, MAP 136, Shaolin, MAP 501, LMAP 909 and LMAP 910, as applicable, Lighthouse and LHP Ireland may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the Class A common stock reported in the Schedule 13G/A. The principal business addresses of the Lighthouse Parties are 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410 and 32 Molesworth Street, Dublin, D02 Y512, Ireland.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the TruGolf Business Combination, please see “Item 1. Business”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In March 2021, we issued an aggregate of 2,875,000 founder shares to our initial stockholders for an aggregate purchase price of $50,000 in cash, or approximately $0.017 per share, resulting in our initial stockholders holding an aggregate of 2,875,000 founder shares (up to 375,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of our outstanding shares upon completion of the IPO (not including the shares of Class A common stock underlying the private placement units or the representative shares). In October 2021, we effected a 0.1 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 3,162,500 founder shares. The founder shares (including the Class A common stock that is issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On December 23, 2022, we held the 2022 Special Meeting at which our stockholders approved, among other things, an amendment to our amended and restated certificate of incorporation to provide for the right of a holder of Class B common stock to convert into Class A common stock on a one-for-one basis prior to the closing of an initial business combination.

Also on December 23, 2022, stockholders holding all of the issued and outstanding Class B common stock elected to convert their Class B common stock into Class A common stock on a one-for-one basis. As a result, 3,162,500 shares of Class B common stock were cancelled, and 3,162,500 shares of Class A common stock were issued to such holders of the converting Class B common stock.

Our sponsors have purchased an aggregate of 406,500 units at a price of $10.00 per unit, for an aggregate purchase price of $4,065,000 and I-Bankers purchased an aggregate of 113,000 units at a price of $10.00 per unit, for an aggregate purchase price of $1,130,000. The private placement units are identical to the units sold in the IPO, so long as they are held by our sponsor or the underwriters or their permitted transferees, and (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, and (ii) will be entitled to registration rights. The private placement units (including the private placement shares, the private placement rights, and the shares of Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

As of March 31, 2023 and March 31, 2022, we had loans payable to the sponsor and its affiliates in the amount of $1,865,000 and $500,000, respectively, as discussed below:

Prior to the consummation of the IPO, our sponsor agreed to loan us $500,000 to be used for a portion of the expenses of the IPO. The Sponsor Note is non-interest bearing, unsecured and due upon completion of our initial business combination. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder, be obligated personally for any obligations or liabilities of the Sponsor Note.

On October 15, 2022, we issued the First Sponsor Affiliate Notes to two affiliates of the sponsor in connection with the First Extension, from October 29, 2022 to January 29, 2023. The First Sponsor Affiliate Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, or (b) the date of our liquidation.

On October 19, 2022, an aggregate of $1,265,000 from the First Sponsor Affiliate Notes was deposited into the trust account, which amount will be included in the pro rata amount distributed to (i) holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the initial business combination.

On February 9, 2023, we issued the Second Sponsor Affiliate Note to an affiliate of the sponsor, in connection with the Second Extension, from January 29, 2023 to July 29, 2023, pursuant to which a monthly payment of $50,000 is to be deposited into the trust account after January 29, 2023. The Second Sponsor Affiliate Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, or (b) the date of our liquidation. Accordingly, an aggregate of $100,000 had been deposited into the trust account as of March 31, 2023 and an additional $100,000 has been deposited subsequently.

Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder, be obligated personally for any obligations or liabilities of the loans payable to the Sponsor and its affiliates.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial business combination, we would repay such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of Class A common stock if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our business combination), at the option of the lender. Such units would be identical to the private placement units. The terms of such Working Capital Loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders, such as the TruGolf Proxy Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Our initial stockholders, officers and directors and I-Bankers have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares, private placement shares or representative shares held by them if we fail to complete our initial business combination within the Combination Period. However, if our initial stockholders, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period

We have entered into a registration rights agreement with respect to the private placement units, the private placement shares, the private placement rights, the representative shares, the representative warrants, the securities issuable upon conversion of Working Capital Loans (if any), the post business combination shares, and the shares of Class A common stock issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

TruGolf Business Combination

For more information on the ancillary agreements entered into in connection with the TruGolf Business Combination, please see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Tina Spires, HongLiang Ren, Wanlei Miao and John Chiang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to MaloneBailey, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended March 31, 2023 and 2022 totaled approximately $37,000 and $35,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended March 31, 2023 and 2021, the aggregate fees of MaloneBailey for audit-related fees for the years ended March 31, 2023 and 2022 totaled approximately $0 and $32,500, respectively.

Tax Fees

We paid MaloneBailey $500 and $0, respectively, for tax services, planning or advice for the years ended March 31, 2023 and 2022.

All Other Fees

We did not pay MaloneBailey for any other services for the years ended March 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

DEEP MEDICINE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Deep Medicine Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Deep Medicine Acquisition Corp. (the “Company”) as of March 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

May 30, 2023

DEEP MEDICINE ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2023	March 31, 2022
Assets

Current assets
Cash	$595,536	$877,099
Prepaid expenses	20,408	315,306
Cash and marketable securities held in Trust Account	9,160,803	127,760,867
Total current assets	9,776,747	128,953,272

Total assets	$9,776,747	$128,953,272

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$6,000	$21,000
Accrued expenses	866,500	15,712
Taxes payable	57,569	-
Loan payable - related party	1,865,000	500,000
Total current liabilities	2,795,069	536,712

Non-current liabilities
Deferred underwriting commissions	4,427,500	4,427,500
Total non-current liabilities	4,427,500	4,427,500

Total liabilities	7,222,569	4,964,212

Commitments
Common stock subject to possible redemption, 830,210 shares at $10.90 per share and 12,650,000 shares at $10.10 per share as of March 31, 2023 and March 31, 2022, respectively	8,994,434	127,765,000

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2023 and March 31, 2022	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,783,200 and 620,700 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively (excluding 830,210 shares and 12,650,000 shares, respectively, subject to possible redemption)	378	62
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares and 3,162,500 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	-	316
Additional paid-in capital	-	-
Accumulated deficits	(6,440,634)	(3,776,318)
Total Stockholders’ (Deficit)	(6,440,256)	(3,775,940)

Total Liabilities and Stockholders’ (Deficit)	$9,776,747	$128,953,272

The accompanying notes are an integral part of the financial statements.

DEEP MEDICINE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2023	For the Year Ended March 31, 2022

Operating expense
Officers compensation	$60,000	$60,000
Franchise taxes	200,000	1,177
General and administrative expenses	1,907,122	348,735
Total operating expense	2,167,122	409,912

Other income
Investment income (loss) on investments held in Trust Account	1,824,459	(4,133)
Total other income	1,824,459	(4,133)

Net (loss) before income tax	(342,663)	(414,045)

Income tax	57,569	-

Net income (loss)	(400,232)	(414,045)

Net (loss) per share
Basic and diluted - Class A	$(0.03)	$(0.05)
Basic and diluted - Class B	$(0.03)	$(0.05)
Weighted average number of shares
Basic and diluted - Class A	10,946,277	5,578,069
Basic and diluted - Class B	2,313,390	3,162,500

The accompanying notes are an integral part of the financial statements.

DEEP MEDICINE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, March 31, 2021	-	$-	-	$-	3,162,500	$316	$49,684	$(59,395)	$(9,395)

Class A common stock issued in IPO	-	-	12,650,000	1,265	-	-	126,498,735		126,500,000

Offering cost	-	-	-	-	-	-	(2,855,000)		(2,855,000)

Deferred underwriting commission	-	-	-	-	-	-	(4,427,500)		(4,427,500)

Class A common stock issued for services	-	-	101,200	10	-	-	(10)		-

Sale of 519,500 private units	-	-	519,500	52	-	-	5,194,948		5,195,000

Class A common stock subject to possible redemption	-	-	(12,650,000)	(1,265)	-	-	(127,763,735)		(127,765,000)

Reclassification from negative additional paid-in capital to accumulated deficit	-	-	-	-	-	-	3,302,878	(3,302,878)	-

Net (loss)	-	-	-	-	-	-		(414,045)	(414,045)

Balance, March 31, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(3,776,318)	$(3,775,940)

Conversion from Class B to Class A	-	-	3,162,500	316	(3,162,500)	(316)			-

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-		(2,264,084)	(2,264,084)

Net (loss)	-	-	-	-	-	-		(400,232)	(400,232)

Balance, March 31, 2023	-	$-	3,783,200	$378	0	$-	$-	$(6,440,634)	$(6,440,256)

The accompanying notes are an integral part of the financial statements.

DEEP MEDICINE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2023	For the Year Ended March 31, 2022

Cash flows from operating activities:
Net (loss)	$(400,232)	$(414,045)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income earned on investments held in Trust Account	(1,824,459)	4,133
Changes in operating assets and liabilities:
Prepaid expenses	294,898	(277,806)
Accrued expenses	850,788	14,850
Accrued expenses - related parties	(15,000)	(25,000)
Taxes payable	57,569	-
Net cash (used in) operating activities	(1,036,436)	(697,868)

Cash flows from investing activities:
Distribution for taxes payments	754,873	-
Cash released from trust account	121,034,650	-
Investment of cash in Trust Account	(1,365,000)	(127,765,000)
Net cash provided by (used in) investing activities	120,424,523	(127,765,000)

Cash flows from financing activities:
Proceeds from extension loan – related parties	1,365,000	-
Cash used for common stock redemption	(121,034,650)	-
Proceeds from sale of Units, net of underwriting discounts paid	-	123,970,000
Proceeds from sale of Private Placement Units	-	5,195,000
Payment of offering costs	-	(325,000)
Due to related party	-	(100)
Net cash provided by (used in) financing activities	(119,669,650)	128,839,900

Net increase/(decrease) in cash and cash equivalents	(281,563)	377,032

Cash and cash equivalents at the beginning of the period	877,099	500,067

Cash and cash equivalents at the end of the period	$595,536	$877,099

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial classification of common stock subject to possible redemption	$-	$127,765,000
Deferred underwriting fee payable	$-	$4,427,500
Additional shares issued to sponsor due to upsize of IPO	$-	$28
Reclassification of Class A common stock	$316	$-
Remeasurement for Class A common stock subject to possible redemption	$2,264,084	$-

The accompanying notes are an integral part of the financial statements.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

Note 1 - Organization and Description of Business Operations

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through March 31, 2023, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

On October 29, 2021, the Company consummated its IPO of 12,650,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per unit, which included 1,650,000 Units issued pursuant to the full exercise by the Underwriters (as defined below) of their over-allotment option, and the private sale of an aggregate of 519,500 Units (the “Private Placement Units” and with respect to the shares of Class A common stock included in the Units, the “Private Placement Shares”) to its sponsor, Bright Vision Sponsor LLC (the “Sponsor”) and I-Bankers Securities, Inc. (“I-Bankers”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,195,000 to the Company that closed simultaneously with the closing of the IPO. On December 2, 2021, the Company’s Units no longer traded, and shares of the Company’s Class A common stock and rights underlying the Units commenced trading separately. On February 17, 2023, the Company’s securities were transferred from Nasdaq Global Market to Nasdaq Capital Market (“Nasdaq”).

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

Following the closing of the IPO, cash of $764,101 was held outside of the Trust Account (as defined below) and is available for working capital purposes. As of March 31, 2023, the Company had available cash of $595,536 on its balance sheet, including $554,873 distributed from the Trust Account for the tax payments, and a working capital deficit of $2,179,125. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

On July 12, 2022, the Company entered into a definitive Business Combination Agreement (“Chijet Business Combination Agreement”) with Chijet Inc. (together with its subsidiaries, “Chijet”), each of the referenced holders of Chijet’s outstanding shares (collectively, the “Sellers”), Chijet Motor Company, Inc., a wholly-owned subsidiary of Chijet (“Pubco”), and Chijet Motor (USA) Company, Inc., a wholly-owned subsidiary of Pubco. Chijet indirectly holds an over 85% interest in Shandong Baoya New Energy Vehicle Co., Ltd., a Chinese company (“Baoya”), which is a producer and manufacturer of electric vehicles. In addition, Chijet indirectly holds an over 64% interest in FAW Jilin Automobile Co., Ltd., a Chinese company (“FAW Jilin”), which manufactures and sells traditional fuel vehicles. On September 6, 2022, Chijet Business Combination Agreement was amended to extend the due diligence period until and ended on September 20, 2022, which was subsequently extended to September 30, 2022 pursuant to the second amendment of Chijet Business Combination Agreement, dated September 16, 2022. On September 26, 2022, the Company terminated Chijet Business Combination Agreement and the Company is not obligated to pay any penalties pursuant to the terms of Chijet Business Combination Agreement as a result of the termination.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

On March 31, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DMAC Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), TruGolf, Inc., a Nevada corporation (“TruGolf”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the representative for certain stockholders of the Company, and Christopher Jones, an individual, in the capacity as the representative for stockholders of TruGolf. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into TruGolf, with TruGolf surviving as a wholly-owned subsidiary of the Company, and with TruGolf’s equity holders receiving shares of the Company’s common stock.

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

MARCH 31, 2023

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

Accordingly, an aggregate of $100,000 was deposited into the Trust Account as of March 31, 2023 and an additional $100,000 has been deposited subsequently. In addition, 3,162,500 shares of Class B common stock of the Company were cancelled, and 3,162,500 shares of Class A Common Stock were issued to such converting Class B stockholders. The 3,162,500 shares of Class A common stock issued pursuant to the conversion are subject to the same restrictions applicable to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our IPO. Additionally, stockholders holding 11,819,790 shares of the Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 830,210 Public Shares outstanding.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023 and March 31, 2022, the Company had loans payable to the Sponsor and its affiliates in amount of $1,865,000 and $500,000, respectively, including a promissory note of up to $500,000, dated March 15, 2021, between the Company and the Sponsor (the “Sponsor Note”). The Sponsor Note is unsecured with zero interest. These amounts will be repaid upon completion of an initial Business Combination. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Sponsor Note.

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

On October 19, 2022, an aggregate of $1,265,000 was deposited into the Trust Account, which amount will be included in the pro rata amount distributed to (i) holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

On February 9, 2023, the Company issued a promissory note in an aggregate principal amount of $300,000 to an affiliate of the Company’s Sponsor, in connection with the extension of the Company’s time to consummate an initial Business Combination from January 29, 2023 to July 29, 2023, provided that a monthly payment of $50,000 will be deposited into the Trust Account after January 29, 2023. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. Accordingly, an aggregate of $100,000 was deposited into the Company’s Trust Account as of March 31, 2023 and an additional $100,000 has been deposited subsequently.

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

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the consummation of a Business Combination or for a period of time within one year after the date that these financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had cash of $595,536 on its balance sheet, including $554,873 distributed from the Trust Account for the tax payments as of March 31, 2023, and cash of $877,099 as of March 31, 2022. The Company had no cash equivalent as of March 31, 2023 and March 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2023 and March 31, 2022, the marketable securities held in the Trust Account were $9,160,803 and $127,760,867, respectively.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,120,000
Common stock subject to possible redemption, March 31, 2022	$127,765,000
Less:
Distribution for redemption	(121,034,650)
Plus:
Remeasurement of carrying value to redemption value	2,264,084
Common stock subject to possible redemption, March 31, 2023	$8,994,434

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

During the year ended March 31, 2023, the Company generated taxable income of $274,139 and thus accrued and recognized income tax expense of $57,569. Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2023 and March 31, 2022 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $0, and a valuation allowance of $0 and $0, respectively, which the total deferred tax asset was $0 in both years ended March 31, 2023 and March 31, 2022.

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period, excluding shares of common stock subject to forfeiture. At March 31, 2023 and March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

	For the Year Ended March 31, 2023	For the Year Ended March 31, 2022

Numerator:
Net loss	$(400,232)	$(414,045)

Denominator:
Basic and diluted loss per share – Class A	$(0.03)	(0.05)
Basic and diluted loss per share – Class B	$(0.03)	$(0.05)
Denominator for basic and diluted earnings per share - Weighted-average shares of Class A common stock issued and outstanding during the period	10,946,277	5,578,069
Denominator for basic and diluted earnings per share - Weighted-average shares of Class B common stock issued and outstanding during the period	2,313,390	3,162,500

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

Note 3 - Related Party Transactions

Accrued Expenses - Related Parties

As of March 31, 2023 and March 31, 2022, the Company had accrued expenses – related parties in amount of $6,000 and $21,000, respectively, of which $6,000 was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following a Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of March 31, 2023 and March 31, 2022, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $0 and $15,000, respectively.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

Loan Payable – Related Party

As of March 31, 2023 and March 31, 2022, the Company had loans payable to the Sponsor and its affiliates in amount of $1,865,000 and $500,000, respectively, including a promissory note of up to $500,000, dated March 15, 2021, between the Company and the Sponsor (the “Sponsor Note”). The Sponsor Note is unsecured with zero interest. The proceeds of the Sponsor Note were used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Sponsor Note.

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

On February 9, 2023, the Company issued a promissory note in an aggregate principal amount of $300,000 to an affiliate of the Company’s Sponsor, in connection with the extension of the Company’s time to consummate an initial Business Combination from January 29, 2023 to July 29, 2023, provided that a monthly payment of $50,000 will be deposited into the Trust Account after January 29, 2023. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. Accordingly, an aggregate of $100,000 has been deposited into the Company’s Trust Account as of March 31, 2023 and additional $100,000 has been deposited subsequently.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement- equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and March 31, 2022, no Working Capital Loans were outstanding.

Note 4 - Commitments and Contingency

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

MARCH 31, 2023

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

Note 5 - Stockholders’ Equity

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of March 31, 2023 and March 31, 2022, no shares of Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

As of March 31, 2023 and March 31, 2022, there were 3,783,200 shares and 620,700 shares of Class A common stock issued and outstanding, respectively, excluding 830,210 shares and 12,650,000 shares of Class A common stock, respectively, which are subject to possible redemption and presented as temporary equity.

As of March 31, 2023 and March 31, 2022, there were no shares and 3,162,500 shares of Class B common stock issued and outstanding, respectively.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 6 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$9,160,803	$127,760,867

Note 7 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-K for the year ended March 31, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 26, 2021, by and between the Company and I-Bankers, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
1.2	Business Combination Marketing Agreement, dated October 26, 2021, by and between the Company and I-Bankers (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
2.1	Agreement and Plan of Merger, dated as of March 31, 2023, by and among the Company, Merger Sub the Purchaser Representative, the Seller Representative and TruGolf (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
3.1	By Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2021 (File No. 333-259500)).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2021 (File No. 333-259500)).
3.3	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).+
3.4	Certificate of Correction to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).
4.4	Rights Agreement, dated October 26, 2021, by and between the Company and AST, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
4.5	Form of Warrant issuable by the Registrant to the Representative (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).
4.6	Description of Registered Securities.*
10.1	Promissory Note, dated March 15, 2021, issued to Bright Vision Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2021 (File No. 333-259500)).
10.2	Securities Subscription Agreement, dated March 15, 2021, between the Registrant and Bright Vision Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2021 (File No. 333-259500)).
10.3	Letter Agreement, dated October 26, 2021, by and among the Company, its officers, its directors, the Sponsor, and I-Bankers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
10.4	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and AST (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
10.5	Registration Rights Agreement, dated October 26, 2021, by and among the Company and certain securities holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
10.6	Private Placement Units Purchase Agreement, dated October 26, 2021, by and among the Company, the Sponsor and I-Bankers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).

49

10.8	Form of Promissory Note issued on October 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2022).
10.9	Form of Promissory Note issued on February 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 filed with the SEC on February 10, 2023).
10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
10.13	Sponsor Support Agreement, dated as of March 31, 2023, by and among the Company, the Sponsor and TruGolf (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).
21	List of Subsidiaries
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 12, 2021 (File No. 333-259500)).
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 30, 2023	Deep Medicine Acquisition Corp.

	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Humphrey P. Polanen	Chief Executive Officer	May 30, 2023
Humphrey P. Polanen	(Principal Executive Officer)

/s/ Weixuan Luo	Chief Financial Officer	May 30, 2023
Weixuan Luo	(Principal Financial and Accounting Officer)

/s/ Ronald M. Razmi, MD	Director	May 30, 2023
Ronald M. Razmi, MD

/s/ Tina Spires	Director	May 30, 2023
Tina Spires

/s/ HongLiang Ren	Director	May 30, 2023
HongLiang Ren

/s/ Wanlei Miao	Director	May 30, 2023
Wanlei Miao

/s/ John Chiang	Director	May 30, 2023
John Chiang

51