Form 10-Q
period 2023-06-30
Deep Medicine Acquisition Corp.
filed 2023-08-14
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 4,357,964 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Deep Medicine Acquisition Corp.

Balance Sheets

(Unaudited)

	June 30, 2023	March 31, 2023

Assets

Current assets
Cash	$542,033	$595,536
Prepaid expenses	-	20,408
Cash and marketable securities held in Trust Account	9,471,338	9,160,803
Total current assets	10,013,371	9,776,747

Total assets	$10,013,371	$9,776,747

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$21,000	$6,000
Accrued expenses	1,149,689	866,500
Taxes payable	57,569	57,569
Loan payable - related party	2,065,000	1,865,000
Total current liabilities	3,293,258	2,795,069

Non-current liabilities
Deferred underwriting commissions	4,427,500	4,427,500
Total non-current liabilities	4,427,500	4,427,500

Total liabilities	7,720,758	7,222,569

Commitments
Common stock subject to possible redemption, 830,210 shares at $11.21 per share and 830,210 shares at $10.83 per share as of June 30, 2023 and March 31, 2023, respectively	9,304,969	8,994,434

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2023 and March 31, 2023	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,783,200 shares issued and outstanding as of June 30, 2023 and March 31, 2023 (excluding 830,210 shares subject to possible redemption)	378	378
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2023 and March 31, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficits	(7,012,734)	(6,440,634)
Total Stockholders’ (Deficit)	(7,012,356)	(6,440,256)

Total Liabilities and Stockholders’ (Deficit)	$10,013,371	$9,776,747

The accompanying notes are an integral part of unaudited financial statements

DEEP MEDICINE ACQUISITION CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2023	June 30, 2022
Operating expense
Officers compensation	$15,000	$15,000
Franchise taxes	43,917	50,000
General and administrative expenses	313,183	204,833
Total operating expense	372,100	269,833

Other income
Investment income (loss) on investments held in Trust Account	110,535	115,413
Total other income	110,535	115,413

Net (loss) before income tax	(261,565)	(154,420)

Income tax	-	-

Net income (loss)	(261,565)	(154,420)

Net (loss) per share
Basic and diluted - Class A	$(0.06)	$(0.01)
Basic and diluted - Class B	N/A	$(0.02)

Weighted average number of shares
Basic and diluted - Class A	4,613,410	13,270,700
Basic and diluted - Class B	-	3,162,500

The accompanying notes are an integral part of unaudited financial statements

Deep Medicine Acquisition Corp.

Statements of Changes in Stockholders’ (Deficit)

For the three months ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, March 31, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(3,776,318)	$(3,775,940)

Net (loss)	-	-	-	-	-	-		(154,420)	(154,420)

Balance, June 30, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(3,930,738)	$(3,930,360)

Balance, March 31, 2023	-	$-	3,783,200	$378	-	$-	$-	$(6,440,634)	$(6,440,256)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-	-	(310,535)	(310,535)

Net (loss)	-	-	-	-	-	-	-	(261,565)	(261,565)

Balance, June 30, 2023	-	$-	3,783,200	$378	-	$-	$-	$(7,012,734)	$(7,012,356)

The accompanying notes are an integral part of unaudited financial statements

Deep Medicine Acquisition Corp.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022

Cash flows from operating activities:
Net (loss)	$(261,565)	$(154,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment income earned on investments held in Trust Account	(110,535)	(115,413)
Changes in operating assets and liabilities:
Prepaid expenses	20,408	76,225
Accrued expenses	283,189	39,486
Accrued expenses - related parties	15,000	(15,000)
Net cash (used in) operating activities	(53,503)	(169,122)

Cash flows from investing activities:
Investment of cash in Trust Account	(200,000)	-
Net cash provided by (used in) investing activities	(200,000)	-

Cash flows from financing activities:
Proceeds from extension loan - related parties	200,000	-
Net cash provided by (used in) financing activities	200,000	-

Net increase/(decrease) in cash and cash equivalents	(53,503)	(169,122)

Cash and cash equivalents at the beginning of the period	595,536	877,099

Cash and cash equivalents at the end of the period	$542,033	$707,977

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Remeasurement for Class A common stock subject to possible redemption	$310,535	$-

The accompanying notes are an integral part of unaudited financial statements

 DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2023. The interim results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending March 31, 2024 or for any future interim periods.

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through June 30, 2023, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Following the closing of the IPO on October 29, 2021, cash of $764,101 was held outside of the Trust Account (as defined below) and was available for working capital purposes. As of June 30, 2023, the Company had available cash of $542,033 on its balance sheet and a working capital deficit of $2,751,225. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

On March 31, 2023, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with DMAC Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), TruGolf, Inc., a Nevada corporation (“TruGolf”), Bright Vision Sponsor LLC, a Delaware limited liability company, solely in the capacity as the representative for certain stockholders of the Company (the “Purchaser Representative”), and Christopher Jones, an individual, solely in the capacity as the representative for stockholders of TruGolf (the “Seller Representative”). Pursuant to the Original Merger Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into TruGolf, with TruGolf surviving as a wholly-owned subsidiary of the Company, and with TruGolf’s equity holders receiving shares of the Company’s common stock.

On July 21, 2023, the Company, Merger Sub, the Purchaser Representative and the Seller Representative, entered into an Amended and Restated Agreement and Plan of Merger (as may be amended and/or restated from time to time, the “Restated Merger Agreement”) pursuant to which the Original Merger Agreement was amended and restated to provide, among other things, that (i) contingent earnout shares will be issued after the Closing, if and when earned, upon the Company meeting the milestones specified in the Restated Merger Agreement, rather than being issued at the closing of the merger and being placed into escrow subject to potential forfeiture; and (ii) the per share price of the Company’s common stock used in the calculation of the number of shares to be issued to the Sellers as merger consideration shall be $10.00, as opposed to the price at which the Company redeems the shares of common stock held by its public stockholders in connection with the closing of this business combination. The Restated Merger Agreement supersedes the Original Merger Agreement. For additional information on the Restated Merger Agreement, refer to the Company’s Current Report on Form 8-K as filed with the SEC on July 24, 2023.

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

According to the Company’s second amended and restated certificate of incorporation, as amended (the “Charter”), the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

 DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to (i) waive its redemption rights with respect to any shares of Class A common stock held by them in connection with the completion of the Business Combination, (ii) waive its redemption rights with respect to any shares of Class A common stock held by them in connection with a stockholder vote to approve an amendment to the Charter (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to the shares of Class B common stock they initially purchased in March 2021 (including the shares of the Company’s Class A common stock issued upon the conversion thereof, the “Founder Shares”) or Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period (as defined below). In addition, the Sponsor has agreed to vote any share it held in favor of the Business Combination.

Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Company initially had until October 29, 2022 (the “Initial Combination Period”) to complete a Business Combination. On October 19, 2022, an aggregate of $1,265,000 was deposited into the Company’s Trust Account to extend the Initial Business Combination from October 29, 2022 to January 29, 2023 (the “First Extension”), which amount will be included in the pro rata amount (the “Redemption Price”) distributed to (i) all of the holders of the Class A common stock sold in the Company’s IPO (“Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. If the Company is unable to complete a Business Combination within the Combination Period (as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below). However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below). The underwriters have agreed to waive their rights to their business combination marketing fees (see Note 9) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period (as defined below) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.10).

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On December 23, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “2022 Special Meeting”). At the 2022 Special Meeting, the Company’s stockholders approved amendments to the Charter to (i) extend the date by which the Company must consummate its initial Business Combination from January 29, 2023 to July 29, 2023, or such earlier date as determined by the Company’s board of directors (the “Second Extension”) and (ii) provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. The Charter amendments approved on the 2022 Special Meeting were filed with the Secretary of State of the State of Delaware on December 27, 2022. Subsequently, the stockholders holding all of the issued and outstanding Class B common stock of the Company elected to convert their Class B common stock into Class A common stock of the Company on a one-for-one basis. Accordingly, 3,162,500 shares of Class B common stock of the Company were cancelled, and 3,162,500 shares of Class A Common Stock were issued to such converting Class B stockholders. The 3,162,500 shares of Class A common stock issued pursuant to the conversion are subject to the same restrictions applicable to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our IPO. Additionally, on the 2022 Special Meeting, stockholders holding 11,819,790 shares of the Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $121,034,650 (approximately $10.24 per share) was removed from the Company’s Trust Account to pay such holders. In connection with the Second Extension, the Company deposited an aggregate of $300,000 (representing $50,000 for each additional month from January 29, 2023 to July 29, 2023) into the Trust Account, which amount will be included in the Redemption Price.

On July 13, 2023, the Company held a special meeting of stockholders (the “2023 Special Meeting”), at which the Company’s stockholders approved a charter amendment to extend the date by which the Company must consummate its initial Business Combination from July 29, 2023 to January 29, 2024, or such earlier date as determined by the Company’s board of directors (the “Third Extension”) (the 27-month period, from the closing of the IPO to January 29, 2024 (or such earlier date as determined by the board), as extended by the Third Extension, unless further extended pursuant to the Company’s Charter, that the Company has to consummate an initial Business Combination, the “Combination Period”). The Charter amendment approved on the 2023 Special Meeting was filed with the Secretary of State of the State of Delaware on July 13, 2023. On the 2023 Special Meeting, the Company’s stockholders holding 255,446 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $2,914,230 (approximately $11.41 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions on the 2023 Special Meeting, the Company had 4,357,964 Class A Shares issued and outstanding, including 574,764 Public Shares.

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

(Unaudited)

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

As of June 30, 2023 and March 31, 2023, the Company had loans payable to the Sponsor and its affiliates in amount of $2,065,000 and $1,865,000, respectively, including a promissory note of up to $500,000, dated March 15, 2021, between the Company and the Sponsor (the “Sponsor Note”) in connection with a portion of the IPO expense. The Sponsor Note is unsecured with zero interest. These amounts will be repaid upon completion of an initial Business Combination. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Sponsor Note.

On October 15, 2022, the Company issued two promissory notes in an aggregate principal amount of $1,265,000 (collectively, the “Sponsor Affiliate Notes”) to two affiliates of the Company’s Sponsor (collectively, the “Sponsor Affiliates”), in connection with the First Extension. The Sponsor Affiliate Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. On October 19, 2022, an aggregate of $1,265,000 was deposited into the Trust Account, which amount will be included in the pro rata amount distributed to (i) holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination.

On February 9, 2023, the Company issued a promissory note in an aggregate principal amount of $300,000 to an affiliate of the Company’s Sponsor, in connection with the Second Extension. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. Accordingly, an aggregate of $300,000 had been deposited into the Company’s Trust Account as of June 30, 2023.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the deadline to complete a Business Combination pursuant to the Company’s Charter (unless otherwise amended by stockholders).

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

Note 3 - Recent Accounting Pronouncements

Management of the Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 - Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had cash of $542,033 and $595,536 on its balance sheet as of June 30, 2023 and March 31, 2023, respectively. The Company had no cash equivalent as of June 30, 2023 and March 31, 2023.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Marketable Securities Held in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2023 and March 31, 2023, the marketable securities held in the Trust Account were $9,471,338 and $9,160,803, respectively.

Note 6 -Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

At June 30, 2023, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,120,000
Common stock subject to possible redemption, March 31, 2022	$127,765,000
Less:
Distribution for redemption	(121,034,650)
Plus:
Remeasurement of carrying value to redemption value	2,264,084
Common stock subject to possible redemption, March 31, 2023	$8,994,434
Plus:
Additional deposit for extension	200,000
Remeasurement of carrying value to redemption value	110,535
Common stock subject to possible redemption, June 30, 2023	$9,304,969

Note 7 - Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements FASB ASC Topic 260, “Earnings per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period. During the three months ended June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

 DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022

Numerator:
Net loss		$(261,565)	$(154,420)

Denominator:
Basic and diluted loss per share – Class A		$(0.06)	(0.01)
Basic and diluted loss per share – Class B	$	N/A	$(0.02)
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period		4,613,410	13,270,700
Denominator for basic and diluted earnings per share – Weighted-average shares of Class B common stock issued and outstanding during the period		-	3,162,500

Note 8 - Related Party Transactions

Accrued Expenses - Related Parties

As of June 30, 2023 and March 31, 2023, the Company had accrued expenses – related parties in amount of $21,000 and $6,000, respectively, of which $6,000 was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following a Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of June 30, 2023 and March 31, 2023, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $15,000 and $0, respectively.

Loan Payable – Related Party

As of June 30, 2023 and March 31, 2023, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest pursuant to the promissory note between the Company and the Sponsor (the “Sponsor Note”) in connection with a portion of the IPO expense. The Sponsor Note is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Sponsor Note were used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination.

On October 15, 2022, the Company issued the Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to the Sponsor Affiliates, in connection with the First Extension. The Sponsor Affiliate Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. On October 19, 2022, an aggregate of $1,265,000 was deposited into the Company’s Trust Account, which amount will be included in the pro rata amount distributed to (i) holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination.

On February 9, 2023, the Company issued a promissory note in an aggregate principal amount of $300,000 to an affiliate of the Company’s Sponsor, in connection with the Second Extension. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. Accordingly, an aggregate of $300,000 had been deposited into the Company’s Trust Account as of June 30, 2023.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and March 31, 2023, no Working Capital Loans were outstanding.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023 and March 31, 2023, no shares of Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

As of June 30, 2023 and March 31, 2023, there were 3,783,200 shares of Class A common stock issued and outstanding, excluding 830,210 shares of Class A common stock, which were subject to possible redemption and presented as temporary equity.

As of June 30, 2023 and March 31, 2023, there were no shares of Class B common stock issued and outstanding.

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

(Unaudited)

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

The Underwriters agreed not to transfer, assign or sell any of the Representative Shares without the Company’s prior written consent until the completion of the Business Combination. The Underwriters agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following October 29, 2021 pursuant to FINRA Rule 5110(e)(1).

Note 11 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	March 31, 2023
Assets:
Marketable securities held in Trust Account	1	$9,471,338	$9,160,803

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the followings:

In July 2023, the Company and the Sponsor entered into certain non-redemption agreements (“Non-Redemption Agreements”) with each of six unaffiliated third parties, with respect to a maximum aggregate of 514,773 shares of the Company’s Class A common stock, in exchange for such third parties agreeing not to redeem (or shall use commercially reasonable efforts to request that the Company’s transfer agent reverse any previously submitted redemption demand) such shares in connection with the 2023 Special Meeting, and the Sponsor has agreed to transfer a maximum aggregate of 185,179 Founder Shares pursuant to the Non-Redemption Agreements upon the consummation of the Company’s initial Business Combination. For additional information, refer to the Company’s Current Reports on Form 8-K, as filed with the SEC on July 12, 2023, July 14, 2023 and July 18, 2023, respectively.

On July 13, 2023, the Company held the 2023 Special Meeting, at which the Company’s stockholders approved the Third Extension. For additional information, refer to the Company’s Current Report on Form 8-K as filed with the SEC on July 14, 2023.

On July 21, 2023, the Company, Merger Sub, the Purchaser Representative and the Seller Representative, entered into the Restated Merger Agreement, pursuant to which the Original Merger Agreement was amended and restated. For additional information, refer to the Company’s Current Report on Form 8-K as filed with the SEC on July 24, 2023.

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

Overview

We are a blank check company incorporated on July 8, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Extension of our Combination Period and Founder Conversion

We initially had until October 29, 2022 (the “Initial Combination Period”) to complete a Business Combination. Our Initial Combination Period was extended until January 29, 2023 (the “First Extension”) pursuant to our second amended and restated certificate of incorporation, as amended (the “Charter”) and the two promissory notes in an aggregate principal amount of $1,265,000 issued on October 15, 2022 to two affiliates of the Sponsor.

On December 23, 2022, we held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “2022 Special Meeting”). At the 2022 Special Meeting, our stockholders approved amendments to the Charter to (i) extend the date by which we must consummate an initial business combination to July 29, 2023, or such earlier date as determined by the board of directors (the “Second Extension”), and (ii) provide for the right of a holder of Class B common stock to convert into Class A common stock on a one-for-one basis prior to the closing of an initial business combination. On the 2022 Special Meeting, the holders of 11,819,790 public shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $121 million (approximately $10.24 per share) was removed from the trust account to pay such holders.

In addition, on December 23, 2022, stockholders holding all of the issued and outstanding Class B common stock elected to convert their Class B common stock into Class A common stock on a one-for-one basis (the “Founder Conversion”). As a result, 3,162,500 shares of Class B common stock were cancelled, and 3,162,500 shares of Class A common stock were issued to such holders of the converting Class B common stock. Following the Founder Conversion and the redemptions in connection with the 2022 Special Meeting, as of June 30, 2023 and March 31, 2023, we had 4,613,410 shares of Class A common stock issued and outstanding, including 830,210 public shares.

On July 13, 2023, the Company held a special meeting of the Company’s stockholders (the “2023 Special Meeting”), at which the Company’s stockholders approved an amendment to the Charter to extend the date by which the Company must consummate its initial business combination from July 29, 2023 to January 29, 2024, or such earlier date as determined by the Company’s board of directors (the “Third Extension”). On the 2023 Special Meeting, our stockholders holding 255,446 public shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $2,914,230 (approximately $11.41 per share) was removed from our trust account to pay such holders. Following the redemptions in connection with the 2023 Special Meeting, we had 4,357,964 Class A Shares issued and outstanding, including 574,764 public shares.

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

TruGolf Business Combination

On March 31, 2023, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with DMAC Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of us (“Merger Sub”), the Sponsor, solely in the capacity as the representative from and after the effective time of the Merger (as defined in the Original Merger Agreement) for our stockholders (other than the stockholders of TruGolf (as defined below))(the “Sponsor’s Purchaser Representative”), TruGolf, Inc., a Nevada corporation (“TruGolf”), and Christopher Jones, solely in his capacity as the representative from and after the effective time of the Merger for the TruGolf stockholders (the “Seller Representative”). Pursuant to the Original Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the TruGolf Business Combination, Merger Sub will merge with and into TruGolf in the Merger, with TruGolf continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TruGolf common stock (together, “TruGolf Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Merger Consideration (as defined in the Original Merger Agreement ); (ii) all convertible securities of TruGolf, if not exercised or converted prior to the Effective Time, shall be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of TruGolf Stock. At the Closing, the combined public company will be renamed “TruGolf, Inc.”

On July 21, 2023, we entered into an Amended and Restated Agreement and Plan of Merger (as may be amended and/or restated from time to time, the “Restated Merger Agreement”) with the Merger Sub, the Purchaser Representative and the Seller Representative, pursuant to which the Original Merger Agreement was amended and restated to provide, among other things, that (i) contingent earnout shares will be issued after the Closing, if and when earned, upon the Company meeting the milestones specified in the Restated Merger Agreement, rather than being issued at the closing of the merger and being placed into escrow subject to potential forfeiture; and (ii) the per share price of the Company’s common stock used in the calculation of the number of shares to be issued to the Sellers as merger consideration shall be $10.00, as opposed to the price at which the Company redeems the shares of common stock held by its public stockholders in connection with the closing of this business combination.

The Restated Merger Agreement supersedes the Original Merger Agreement.

Pursuant to the Restated Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Restated Merger Agreement (the “Closing”), (i) each share of TruGolf Class A Common Stock outstanding as of immediately prior to the Closing will be converted into a right to receive a number of the Company’s Class A Shares and (ii) each share of TruGolf Class B Common Stock outstanding as of immediately prior to the Closing will be converted into a right to receive a number of the Company’s Class B Shares, equal to such shares respective pro rata share of the Merger Consideration, determined on the basis of a conversion ratio (the “Conversion Ratio”) derived from an implied equity value for TruGolf equal to $80,000,000, subject to adjustments for TruGolf’s closing debt, net of cash and unpaid transaction expenses (the “Merger Consideration”), and (iii) each outstanding option to acquire shares of TruGolf common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company’s common stock, with its price and number of shares equitably adjusted based on the Conversion Ratio. The Merger Consideration to be paid to TruGolf stockholders will be paid solely by the delivery of new shares of the Company’s Common Stock, with each valued at the price per share at which each share of the Company’s Common Stock is redeemed or converted pursuant to the Redemption. The Merger Consideration will be subject to a post-Closing true-up 90 days after the Closing. The Merger Consideration will be allocated among TruGolf stockholders, pro rata amongst them based on the number of shares of TruGolf common stock owned by such stockholder. Such consideration otherwise payable to TruGolf stockholders is subject to reduction for purchase price adjustments.

In addition to the Merger Consideration set forth above, the TruGolf stockholders will also have a contingent right to receive up to an aggregate of an additional 4.5 million Deep Medicine Class A Shares (the “Earnout Shares”), as additional consideration, with each share valued at $10 per share during the three (3) year period following the Closing. The Earnout Shares shall be earned, based on the combined company meeting criteria relating to (i) consolidated gross revenue, (ii) VWAP (as defined below) of Deep Medicine Class A Shares, or (iii) number of qualified franchise locations opened. The Earnout Shares shall be allocated into three tranches consisting of a first tranche of 1,000,000 Earnout Shares (the “First Tranche”), a second tranche of 1,500,000 Earnout Shares (the “Second Tranche”), and third tranche of 2,000,000 Earnout Shares (the “Third Tranche”). The Earnout Shares will be earned as set forth below:

a) The First Tranche will be earned as follows:

(i) in the event that the gross consolidated gross revenue of Deep Medicine and its subsidiaries (the “Gross Revenues”) for 2024 equals or exceeds Thirty Million Dollars ($30,000,000) but is less than Forty Two Million Dollars ($42,000,000), then the TruGolf stockholders shall be entitled to receive 50% of the First Tranche or (y) in the event that the Gross Revenues for 2024 equals or exceeds Forty Two Million Dollars ($42,000,000), then the TruGolf stockholders shall be entitled to receive 100% of the First Tranche; or (ii) in the event that the dollar volume-weighted average price (“VWAP”) of the Deep Medicine Class A Shares is at least $13.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then the TruGolf stockholders shall be entitled to received100% of the First Tranche or, in the event that ten (10) or more Qualified Franchise Locations (as defined in the Restated Merger Agreement) are opened prior to the end of the calendar year 2024, then the TruGolf stockholders shall be entitled to received100% of the First Tranche.

b) The Second Tranche will be earned as follows:

(i) in the event that the Gross Revenues for 2025 equals or exceeds Fifty Million Dollars ($50,000,000) but is less than Sixty Five Million Dollars ($65,000,000), then the TruGolf stockholders shall be entitled to receive 50% of the Second Tranche or (y) in the event that the Gross Revenues for 2025 equals or exceeds Sixty Five Million Dollars ($65,000,000), then the TruGolf stockholders shall be entitled to receive 100% of the Second Tranche; or (ii) in the event that the VWAP of Deep Medicine Class A Shares is at least $15.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then the TruGolf stockholders shall be entitled to receive 100% of the Second Tranche or, in the event that thirty (30) or more Qualified Franchise Locations are opened prior to the end of the calendar year 2025, then the TruGolf stockholders shall be entitled to receive 100% of the Second Tranche.

c) The Third Tranche will be earned as follows:

(i) in the event that the Gross Revenues for 2026 equals or exceeds Eighty Million Dollars ($80,000,000) but is less than One Hundred Million Dollars ($100,000,000), then the TruGolf stockholders shall be entitled to receive 50% of the Third Tranche or (y) in the event that the Gross Revenues for 2026 equals or exceeds One Hundred Million Dollars ($100,000,000), then the TruGolf stockholders shall be entitled to receive 100% of the Third Tranche; or (ii) in the event that the VWAP of Deep Medicine Class A Shares is at least $17.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then the TruGolf stockholders shall be entitled to receive 100% of the Third Tranche or, in the event that fifty (50) or more Qualified Franchise Locations are opened prior to the end of the calendar year 2026, then the TruGolf stockholders shall be entitled to receive 100% of the Third Tranche.

TruGolf intends to list its Class A common stock on Nasdaq under the symbol “TRUG”, upon the closing of the Business Combination. TruGolf will not have rights traded following consummation of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not and do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents after the IPO in amount of $110,535 and $115,413, respectively, for the three months ended June 30, 2023 and 2022. Respectively. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements contained elsewhere in this Report. After the IPO, we incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. Our expenses have increased substantially after the closing of the IPO.

For the three months ended June 30, 2023, we had a net loss of $261,565, which consists of $372,100 of operating and formation costs, offset by the unrealized gain on our marketable securities held in the trust account of $110,535.

For the three months ended June 30, 2022, we had a net loss of $154,420, which consists of $269,833 of operating and formation costs, offset by the unrealized gain on our marketable securities held in the trust account of $115,413.

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

Liquidity and Capital Resources

We had cash of $542,033 on our balance sheet as of June 30, 2023, compared to cash of $595,536 as of March 31, 2023, including $554,873 distributed from the trust account for the tax payments. As of June 30, 2023 and March 31, 2023, we had total current liabilities of $3,293,258 and $2,795,069, respectively, and total current assets of $10,013,371 and $9,776,747, respectively. As of June 30, 2023, we had working capital deficit of $2,751,225, a decrease in working capital by $572,100 as compared to March 31, 2023, primarily as a result of a decrease in cash and prepaid expenses and an increase in total current liabilities.

The increase in accrued expenses as of June 30, 2023 was in connection with the legal fees for preparation of the TruGolf Merge Agreement and its amendment, and the preparation of the registration statement and prospectus related to TruGolf Business Combination. In addition, on October 15, 2022, we issued the First Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to two affiliates of the Sponsor in connection with the First Extension. Due to the stockholders’ redemption in December 2022 in connection with the 2022 Special Meeting, cash and marketable securities held in trust account decreased to $9,471,338 as of June 30, 2023, after $121,034,650 (approximately $10.24 per share) was removed from the trust account to pay such redeeming holders. In connection with the Second Extension from January 29, 2023 to July 29, 2023 (the “Second Extension”), under the Second Sponsor Affiliate Note, an aggregate of $300,000 was deposited in the aggregate into the trust Account as of June 30, 2023

We expect to continue to incur significant costs in the pursuit of a business combination. We cannot assure you that our plans to complete the business combination will be successful.

For the three months ended June 30, 2023, cash used in operating activities amounted to $53,503, mainly due to the net loss of $261,565, and the unrealized income earned on investment held in the trust account in amount of $110,535, offset by the decrease in prepaid expenses by $20,408 and the increase in accrued expenses by $283,189, plus $15,000 increase in accrued expenses to related parties. Comparatively, cash used in operating activities amounted to $169,122 during the three months ended June 30, 2022 due primarily to the net loss of $154,420, and the unrealized income earned on investment held in the trust account in amount of $115,413, plus the decrease in accrued expenses to related parties by $15,000, offset by the decrease in prepaid expenses by $76,225 and increase in accrued expenses by $39,486.

Cash flow of $200,000 used in investing activities during the three months ended June 30, 2023 was due to the investment of $200,000 in the trust account, which was a partial payment pursuant to the Second Sponsor Affiliate Note in connection with the Second Extension (under which a monthly payment of $50,000 should be deposited into the trust account after January 29, 2023).

Cash flow of 200,000 provided by financing activities during the three months ended June 30, 2023 was due to the proceeds from the Second Sponsor Affiliate Note as discussed above.

There was no cash flow from investing activities and financing activities during the three months ended June 30, 2022.

As of June 30, 2023, we had cash and marketable securities held in the trust account of $9,471,338, after the $121,034,650 (approximately $10.24 per share) was removed from the trust account to pay the redeeming holders in connection with the 2022 Special Meeting, substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. In December 2022, we withdrew interest of $754,873 to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in trust account. The interest earned on the amount in the trust account has been and we expect it will continue to be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had available cash of $542,033. We have used and will continue to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Related Party Transactions

We pay Weixuan Luo, our Chief Financial Officer, monthly fees of $5,000 for her services commencing on August 1, 2020. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. We will also issue to our officers and directors an aggregate of 300,000 post business combination shares within 10 days following the Business Combination with the same lock-up restrictions as the shares of Class B common stock initially purchased by the Sponsor in March 2021 (including the shares of the Company’s Class A common stock issued upon the conversion thereof, the “Founder Shares”) and same registration rights as our Founder Shares.

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

As of June 30, 2023 and March 31, 2023, we had loans payable to the Sponsor and its affiliates in the amount of $2,065,000 and $1,865,000, respectively, as discussed below:

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

On February 9, 2023, we issued the Second Sponsor Affiliate Note to an affiliate of the Sponsor, in connection with the Second Extension, from January 29, 2023 to July 29, 2023. The Second Sponsor Affiliate Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, or (b) the date of our liquidation. Accordingly, an aggregate of $300,000 had been deposited into the trust account as of June 30, 2023.

In July 2023, we and the Sponsor entered into certain non-redemption agreements (“Non-Redemption Agreements”) with each of six unaffiliated third parties, with respect to a maximum aggregate of 514,773 shares of our Class A common stock, in exchange for such third parties agreeing not to redeem (or shall use commercially reasonable efforts to request that the Company’s transfer agent reverse any previously submitted redemption demand) such shares in connection with the 2023 Special Meeting, and the Sponsor has agreed to transfer a maximum aggregate of 185,179 Founder Shares pursuant to the Non-Redemption Agreements upon the consummation of the Company’s initial business combination. . We also agreed that until the earlier of (a) the consummation of our initial business combination; and (b) the liquidation of the Trust Account, we will maintain the investment of funds held in the Trust Account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, or maintain such funds in cash in an interest-bearing demand deposit account at a bank.

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business combination or the deadline to complete a business combination pursuant to the Company’s Charter (unless otherwise amended by stockholders).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, due to the inadequate segregation of duties within our account processes since we had limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on May 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023, by and among the Company, DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 24, 2023)
3.1	Second Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 14, 2023)
10.1	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2023)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File.

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP MEDICINE ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Weixuan Luo
	Name:	Weixuan Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

