Form 10-Q
period 2023-09-30
Deep Medicine Acquisition Corp.
filed 2023-11-13
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 4,357,964 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Deep Medicine Acquisition Corp.

Balance Sheets

(Unaudited)

	September 30, 2023	March 31, 2023

Assets

Current assets
Cash	$357,478	$595,536
Prepaid expenses	-	20,408
Cash and marketable securities held in Trust Account	6,647,795	9,160,803
Total current assets	7,005,273	9,776,747

Total assets	$7,005,273	$9,776,747

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$16,000	$6,000
Accrued expenses	1,246,550	866,500
Taxes payable	57,569	57,569
Loan payable	84,617	-
Loan payable - related party	2,065,000	1,865,000
Total current liabilities	3,469,736	2,795,069

Non-current liabilities
Deferred underwriting commissions	4,427,500	4,427,500
Total non-current liabilities	4,427,500	4,427,500

Total liabilities	7,897,236	7,222,569

Commitments
Common stock subject to possible redemption, 574,764 shares at $11.28 per share and 830,210 shares at $10.83 per share as of September 30, 2023 and March 31, 2023, respectively	6,481,426	8,994,434

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2023 and March 31, 2023	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,783,200 shares issued and outstanding as of September 30, 2023 and March 31, 2023 (excluding 574,764 shares subject to possible redemption)	378	378
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2023 and March 31, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficits	(7,373,767)	(6,440,634)
Total Stockholders’ (Deficit)	(7,373,389)	(6,440,256)

Total Liabilities and Stockholders’ (Deficit)	$7,005,273	$9,776,747

The accompanying notes are an integral part of unaudited financial statement

DEEP MEDICINE ACQUISITION CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Six Months Ended September 30, 2023	For the Six Months Ended September 30, 2022

Operating expense
Officers compensation	$15,000	$15,000	$30,000	$30,000
Franchise taxes	18,880	50,000	62,797	100,000
General and administrative expenses	327,153	652,723	640,336	857,556
Total operating expense	361,033	717,723	733,133	987,556

Other income
Investment income (loss) on investments held in Trust Account	90,687	552,164	201,222	667,577
Total other income	90,687	552,164	201,222	667,577

Net (loss) before income tax	(270,346)	(165,559)	(531,911)	(319,979)

Income tax	-	-	-	-

Net income (loss)	(270,346)	(165,559)	(531,911)	(319,979)

Net (loss) per share
Basic and diluted - Class A	$(0.06)	$(0.01)	$(0.12)	$(0.02)
Basic and diluted - Class B	N/A	$(0.01)	N/A	$(0.02)

Weighted average number of shares
Basic and diluted - Class A	4,391,649	13,270,700	4,502,530	13,270,700
Basic and diluted - Class B	-	3,162,500	-	3,162,500

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statement of Changes in Stockholders’ (Deficit)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, March 31, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(3,776,318)	$(3,775,940)

Net (loss)	-	-	-	-	-	-		(154,420)	(154,420)

Balance, June 30, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(3,930,738)	$(3,930,360)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-		(463,444)	(463,444)

Net (loss)	-	-	-	-	-	-		(165,559)	(165,559)

Balance, September 30, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(4,559,741)	$(4,559,363)

Balance, March 31, 2023	-	$-	3,783,200	$378	-	$-	$-	$(6,440,634)	$(6,440,256)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-		(310,535)	(310,535)

Net (loss)	-	-	-	-	-	-		(261,565)	(261,565)

Balance, June 30, 2023	-	$-	3,783,200	$378	-	$-	$-	$(7,012,734)	$(7,012,356)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-		(90,687)	(90,687)

Net (loss)	-	-	-	-	-	-		(270,346)	(270,346)

Balance, September 30, 2023	-	$-	3,783,200	$378	-	$-	$-	$(7,373,767)	$(7,373,389)

The accompanying notes are an integral part of unaudited financial statement

Deep Medicine Acquisition Corp.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30, 2023	For the Six Months Ended September 30, 2022

Cash flows from operating activities:
Net (loss)	$(531,911)	$(319,979)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income earned on investments held in Trust Account	(201,222)	(667,577)
Changes in operating assets and liabilities:
Prepaid expenses	20,408	135,329
Accrued expenses	380,050	499,801
Accrued expenses - related parties	10,000	(10,000)
Net cash (used in) operating activities	(322,675)	(362,426)

Cash flows from investing activities:
Cash released from trust account	2,914,230	-
Investment of cash in Trust Account	(200,000)	-
Net cash provided by (used in) investing activities	2,714,230	-

Cash flows from financing activities:
Cash used for common stock redemption	(2,914,230)	-
Proceeds from loans payable	84,617	-
Proceeds from extension loan - related parties	200,000	-
Net cash provided by (used in) financing activities	(2,629,613)	-

Net increase/(decrease) in cash and cash equivalents	(238,058)	(362,426)

Cash and cash equivalents at the beginning of the period	595,536	877,099

Cash and cash equivalents at the end of the period	$357,478	$514,673

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Remeasurement for Class A common stock subject to possible redemption	$401,222	$463,444

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2023. The interim results for the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending March 31, 2024 or for any future interim periods.

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through September 30, 2023, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Following the closing of the IPO on October 29, 2021, cash of $764,101 was held outside of the Trust Account (as defined below) and was available for working capital purposes. As of September 30, 2023, the Company had available cash of $357,478 on its balance sheet and a working capital deficit of $3,112,258. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

On July 13, 2023, the Company held a special meeting of stockholders (the “2023 Special Meeting”), at which the Company’s stockholders approved a charter amendment to extend the date by which the Company must consummate its initial Business Combination from July 29, 2023 to January 29, 2024, or such earlier date as determined by the Company’s board of directors (the “Third Extension”) (the 27-month period, from the closing of the IPO to January 29, 2024 (or such earlier date as determined by the board), as extended by the Third Extension, unless further extended pursuant to the Company’s Charter, that the Company has to consummate an initial Business Combination, the “Combination Period”). The Charter amendment approved on the 2023 Special Meeting was filed with the Secretary of State of the State of Delaware on July 13, 2023. On the 2023 Special Meeting, the Company’s stockholders holding 255,446 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $2,914,230 (approximately $11.41 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions on the 2023 Special Meeting, the Company had 4,357,964 shares of Class A common stock issued and outstanding, including 574,764 Public Shares as of September 30, 2023.

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

As of September 30, 2023 and March 31, 2023, the Company had loans payable to the Sponsor and its affiliates in amount of $2,065,000 and $1,865,000, respectively, including a promissory note of up to $500,000, dated March 15, 2021, between the Company and the Sponsor (the “Sponsor Note”) in connection with a portion of the IPO expense. The Sponsor Note is unsecured with zero interest. These amounts will be repaid upon completion of an initial Business Combination. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Sponsor Note.

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

On September 30, 2023, the Company issued a promissory note in principal amount of $84,617 to a third party, in connection with the premium payment for the Company’s Directors and Officers insurance. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the note.

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

Note 4 - Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had cash of $357,478 and $595,536 on its balance sheet as of September 30, 2023 and March 31, 2023, respectively. The Company had no cash equivalent as of September 30, 2023 and March 31, 2023.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Marketable Securities Held in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2023 and March 31, 2023, the marketable securities held in the Trust Account were $6,647,795 and $9,160,803, respectively.

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

At September 30, 2023, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,120,000
Common stock subject to possible redemption, March 31, 2022	$127,765,000
Less:
Distribution for redemption	(121,034,650)
Plus:
Remeasurement of carrying value to redemption value	2,264,084
Common stock subject to possible redemption, March 31, 2023	$8,994,434

Less:
Distribution for redemption	(2,914,230)
Plus:
Additional deposit for extension	200,000
Remeasurement of carrying value to redemption value	201,222
Common stock subject to possible redemption, September 30, 2023	$6,481,426

Note 7 - Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements FASB ASC Topic 260, “Earnings per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period. During the three and six months ended September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022

Numerator:
Net loss		$(270,346)	$(165,559)

Denominator:
Basic and diluted loss per share – Class A		$(0.06)	(0.01)
Basic and diluted loss per share – Class B	$	N/A	$(0.01)
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period		4,391,649	13,270,700
Denominator for basic and diluted earnings per share – Weighted-average shares of Class B common stock issued and outstanding during the period		-	3,162,500

	For the Six Months Ended September 30, 2023		For the Six Months Ended September 30, 2022

Numerator:
Net loss		$(531,911)	$(319,979)

Denominator:
Basic and diluted loss per share – Class A		$(0.12)	(0.02)
Basic and diluted loss per share – Class B	$	N/A	$(0.02)
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period		4,502,530	13,270,700
Denominator for basic and diluted earnings per share – Weighted-average shares of Class B common stock issued and outstanding during the period		-	3,162,500

Note 8 – Loan payable

On September 30, 2023, the Company issued a promissory note in principal amount of $84,617 to a third party, in connection with the premium payment for the Company’s Directors and Officers insurance. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the note.

Note 9 - Related Party Transactions

Accrued Expenses - Related Parties

As of September 30, 2023 and March 31, 2023, the Company had accrued expenses – related parties in amount of $16,000 and $6,000, respectively, of which $6,000 was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following a Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of September 30, 2023 and March 31, 2023, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $10,000 and $0, respectively.

Loan Payable – Related Party

As of September 30, 2023 and March 31, 2023, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest pursuant to the promissory note between the Company and the Sponsor (the “Sponsor Note”) in connection with a portion of the IPO expense. The Sponsor Note is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Sponsor Note were used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination.

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

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and March 31, 2023, no Working Capital Loans were outstanding.

Note 10 - Commitments and Contingency

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

Note 11 - Stockholders’ Equity

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

DEEP MEDICINE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

As of September 30, 2023 and March 31, 2023, no shares of Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

Common Stock

As of September 30, 2023 and March 31, 2023, there were 4,357,964 and 4,613,410 shares of Class A common stock issued and outstanding, respectively, including 574,764 and 830,210 public shares, which were subject to possible redemption and presented as temporary equity.

As of September 30, 2023 and March 31, 2023, there were no shares of Class B common stock issued and outstanding.

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

On July 13, 2023, the Company held the 2023 Special Meeting, at which the Company’s stockholders approved the Third Extension. On the 2023 Special Meeting, the Company’s stockholders holding 255,446 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $2,914,230 (approximately $11.41 per share) was removed from the Company’s Trust Account to pay such holders. Following the redemptions in connection with the 2023 Special Meeting, the Company had 4,357,964 shares of Class A common stock issued and outstanding, including 574,764 public shares.

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

Note 12 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	March 31, 2023
Assets:
Marketable securities held in Trust Account	1	$6,647,795	$9,160,803

Note 13 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the followings:

On October 25, 2023, the Company instructed the trustee to liquidate the investments held in the Trust Account and instead hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Business Combination or liquidation.

On November 2, 2023, the Company executed a Loan Agreement (together, the “Loan Agreements”) with each of Greentree Financial Group, Inc. and Finuvia, LLC (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Loan Agreements, the Company shall issue the PIPE Investors up to $8,000,000 in principal amount of convertible notes and warrants to purchase 727,273 shares of Class A common stock of the Company after the closing of the Business Combination between the Company and TruGolf, pursuant to the Restated Merger Agreement. For additional information, refer to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Recent Developments

On October 25, 2023, we instructed the trustee to liquidate the investments held in our trust account and instead hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or liquidation.

On November 2, 2023, we executed a loan agreement with each of Greentree Financial Group, Inc. and Finuvia, LLC. Pursuant to the terms and conditions of the loan agreements, we shall issue Greentree Financial Group, Inc. and Finuvia, LLC up to $8,000,000 in principal amount of convertible notes and warrants to purchase 727,273 shares of our Class A common stock, after the closing of the business combination between us and TruGolf, pursuant to the Amended and Restated Agreement and Plan of Merger entered into on July 21, 2023 (the “TruGolf Business Combination”). For additional information, refer to our Current Report on Form 8-K as filed with the SEC on November 2, 2023.

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

On July 13, 2023, the Company held a special meeting of the Company’s stockholders (the “2023 Special Meeting”), at which the Company’s stockholders approved an amendment to the Charter to extend the date by which the Company must consummate its initial business combination from July 29, 2023 to January 29, 2024, or such earlier date as determined by the Company’s board of directors (the “Third Extension”). On the 2023 Special Meeting, our stockholders holding 255,446 public shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $2,914,230 (approximately $11.41 per share) was removed from our trust account to pay such holders. Following the redemptions in connection with the 2023 Special Meeting, we had 4,357,964 shares of Class A common stock issued and outstanding, including 574,764 public shares as of September 30, 2023.

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

The Restated Merger Agreement supersedes the Original Merger Agreement.

Pursuant to the Restated Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Restated Merger Agreement (the “Closing”), (i) each share of TruGolf Class A Common Stock outstanding as of immediately prior to the Closing will be converted into a right to receive a number of the Company’s Class A common stock and (ii) each share of TruGolf Class B Common Stock outstanding as of immediately prior to the Closing will be converted into a right to receive a number of the Company’s Class B Shares, equal to such shares respective pro rata share of the Merger Consideration, determined on the basis of a conversion ratio (the “Conversion Ratio”) derived from an implied equity value for TruGolf equal to $80,000,000, subject to adjustments for TruGolf’s closing debt, net of cash and unpaid transaction expenses (the “Merger Consideration”), and (iii) each outstanding option to acquire shares of TruGolf common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company’s common stock, with its price and number of shares equitably adjusted based on the Conversion Ratio. The Merger Consideration to be paid to TruGolf stockholders will be paid solely by the delivery of new shares of the Company’s Common Stock, with each valued at the price per share at which each share of the Company’s Common Stock is redeemed or converted pursuant to the Redemption. The Merger Consideration will be subject to a post-Closing true-up 90 days after the Closing. The Merger Consideration will be allocated among TruGolf stockholders, pro rata amongst them based on the number of shares of TruGolf common stock owned by such stockholder. Such consideration otherwise payable to TruGolf stockholders is subject to reduction for purchase price adjustments.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not and do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents after the IPO in amount of $90,687 and $201,222 for the three and six months ended September 30, 2023, respectively, compared to $552,164 and $667,577 for the three and six months ended September 30, 2022, respectively. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements contained elsewhere in this Report. After the IPO, we incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. Our expenses have increased substantially after the closing of the IPO.

For the three and six months ended September 30, 2023, we had a net loss of $270,346 and $531,911, respectively, which consisted of operating costs of $361,033 and $733,133, respectively, offset by interest earned on marketable securities held in the trust account of $90,687 and $201,222, respectively.

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

Liquidity and Capital Resources

We had cash of $357,478 on our balance sheet as of September 30, 2023, compared to cash of $595,536 as of March 31, 2023, including $554,873 distributed from the trust account for the tax payments. As of September 30, 2023 and March 31, 2023, we had total current liabilities of $3,469,736 and $2,795,069, respectively, and total current assets of $7,005,273 and $9,776,747, respectively. As of September 30, 2023, we had working capital deficit of $3,112,258, a decrease in working capital by $933,133 as compared to March 31, 2023, primarily as a result of a decrease in cash and prepaid expenses and an increase in total current liabilities.

The increase in accrued expenses as of September 30, 2023 was in connection with the legal fees for preparation of the TruGolf Merger Agreement and its amendment, and the preparation of the registration statement and prospectus related to TruGolf Business Combination. In addition, on October 15, 2022, we issued the First Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to two affiliates of the Sponsor in connection with the First Extension. Due to the stockholders’ redemption in December 2022 in connection with the 2022 Special Meeting, and in July 2023 in connection with the 2023 Special Meeting, cash and marketable securities held in trust account decreased to $6,647,795 as of September 30, 2023, after $121,034,650 (approximately $10.24 per share) and $2,914,230 (approximately $11.41 per share) were removed from our trust account to pay such redeeming holders in connection with the Second Extension and the Third Extension, respectively. In addition, an aggregate of $300,000 was deposited in the aggregate into the trust account as of June 30, 2023 under the Second Sponsor Affiliate Note.

We expect to continue to incur significant costs in the pursuit of a business combination. We cannot assure you that our plans to complete the business combination will be successful.

For the six months ended September 30, 2023, cash used in operating activities amounted to $322,675, mainly due to the net loss of $531,911, and the unrealized income earned on investment held in the trust account in amount of $201,222, offset by the decrease in prepaid expenses by $20,408 and the increase in accrued expenses by $380,050, plus $10,000 increase in accrued expenses to related parties. Comparatively, cash used in operating activities amounted to $362,426 during the six months ended September 30, 2022, mainly due to the net loss of $319,979, plus the decrease in accrued expenses to related parties by $10,000, offset by the decrease in prepaid expenses by $135,329 and the increase in accrued expenses by $499,801.

Cash flow of $2,714,230 provided by investing activities during the six months ended September 30, 2023 was due to the release from the trust account in the amount of $2,914,230 (approximately $11.41 per share) to pay the redeeming stockholders in connection with the 2023 Special Meeting, offset by the investment of the investment of $200,000 in the trust account, which was a partial payment pursuant to the Second Sponsor Affiliate Note in connection with the Second Extension (under which a monthly payment of $50,000 should be deposited into the trust account after January 29, 2023).

Cash flow of $2,629,613 used in financing activities during the six months ended September 30, 2023 was due to the proceeds from a third party loan of $84,617 to pay the premium for the Company’s director and officer insurance, and the proceeds from the Second Sponsor Affiliate Note totaled $200,000 as discussed above, offset by the cash of $2,914,230 removed from the trust account to pay the redeeming stockholders in July 2023 in connection with the 2023 Special Meeting.

There was no cash flow from investing activities and financing activities during the six months ended September 30, 2022.

As of September 30, 2023, we had cash and marketable securities held in the trust account of $6,647,795, after the $121,034,650 (approximately $10.24 per share) was removed from the trust account to pay the redeeming holders in connection with the 2022 Special Meeting, and the $2,914,230 (approximately $11.41 per share) was removed from the trust account to pay the redeeming holders in connection with the 2023 Special Meeting, substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. In December 2022, we withdrew interest of $754,873 to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in trust account. The interest earned on the amount in the trust account has been and we expect it will continue to be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had available cash of $357,478. We have used and will continue to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

As of September 30, 2023 and March 31, 2023, we had loans payable to the Sponsor and its affiliates in the amount of $2,065,000 and $1,865,000, respectively, as discussed below:

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

On November 2, 2023, the Company executed a Loan Agreement with each of Greentree Financial Group, Inc. and Finuvia, LLC (together, the “PIPE Investors”). Pursuant to the terms and conditions of the loan agreements, we shall issue the PIPE Investors up to $8,000,000 in principal amount of convertible notes (the “Convertible Notes”) and warrants (the “Warrants”) to purchase 727,273 shares of Class A common stock of the Company (the “New TruGolf”) after the closing of the Trugolf Business Combination. The Loan Agreement contemplates funding of the investment (the “Investment”) across three tranches: (i) The first closing amount of $2,110,000 in the aggregate, will be invested upon the closing of the Trugolf Business Combination and the satisfaction of other closing conditions, which will be the first closing date of the Investment (the “First Closing Date”), in exchange for Convertible Notes to be issued by the Company following the closing of Trugolf Business Combination in the principal amount of $2,400,000 reflecting a 10% original issue discount to the face amount thereof and $25,000 allowance for each PIPE Investor’s legal fees. Further, all of the Warrants shall also be issued on the First Closing Date; (ii) The second closing amount of $2,160,000, in the aggregate, will be invested within three business days from New TruGolf filing certain registration statement, which will be the second closing date of the Investment (the “Second Closing Date”), in exchange for Convertible Notes to be issued by New TruGolf in the principal amounts of $2,400,000, reflecting a 10% original issue discount to the face amount thereof; provided that all conditions to the PIPE Investors’ and New TruGolf’s obligations set forth in the transaction documents have been satisfied or waived prior to the Second Closing Date, and the respective obligations to consummate the Second Closing shall be contingent on certain stockholder approval and New TruGolf exercising its discretion to enter into the to second tranche of the Investment; and (iii) The third closing amount of $2,880,000, in the aggregate, will be invested within three business days of certain registration statement being declared effective, which will be the third closing date of the Investment (the “Third Closing Date”), in exchange for Convertible Notes to be issued by New TruGolf in the principal amount of $3,200,000, reflecting a 10% original issue discount to the face amount thereof; provided that all conditions to the PIPE Investors’ and New TruGolf’s obligations set forth in the transaction documents have been satisfied or waived prior to the Third Closing Date, and the respective obligations to consummate the Third Closing shall be contingent on certain stockholder approval and New TruGolf exercising its discretion to enter into the to third tranche of the Investment.

Each Convertible Note will mature on the date that is five years from each respective closing date (the “Maturity Date”) and is convertible at any time at the holder’s option at a conversion price of the lower of $10 per share or the lowest of New TruGolf’s VWAP for the 10 consecutive trading days following the date of the closing of the Trugolf Business Combination, subject to adjustment and a floor price of $5.00 per share (the “Conversion Price”). New TruGolf may, at its option, at any time and from time to time, prepay all or any part of the principal balance of the Convertible Notes before the Maturity Date subject to certain notice requirements. If New TruGolf or any subsidiary thereof, as applicable, at any time while a Convertible Note is outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Class A common stock of New TruGolf or securities entitling any person or entity to acquire shares of New TruGolf’s Class A common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced at the option of the PIPE Investor to the same base share price as the new investment.

Additionally, on each date in which a conversion occurs, New TruGolf shall pay to the PIPE Investors in New TruGolf’s Class A common stock (the “Make-Whole Shares”) the sum of (A) all accrued interest on the Convertible Notes to date plus (B) all interest that would otherwise accrued on such principal amount of the Convertible Notes if such converted principal would be held to the Maturity Date (the “Make-Whole Amount”) at the Interest Conversion Rate (as defined below). However, New TruGolf shall have the ability to elect to pay the Make-Whole Amount in cash or in Make-Whole Shares at the Interest Conversion Rate if New New TruGolf’s Class A common stock’s VWAP is less than $6.00 per share for 5 consecutive trading days ending on the trading day that is immediately prior to the make-whole payment.

Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the Convertible Notes at a rate of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. If New TruGolf’s Class A common stock’s VWAP is greater than or equal to $6.00 per share for five consecutive trading days prior to the interest payment date, the PIPE Investor may elect to receive interest payments in cash, or New TruGolf’s Class A common stock with an effective interest rate of 15% per annum and a conversion rate of 90% of the lowest VWAP for the 5 consecutive trading days ending on the trading day that is immediately prior to the date on which interest is paid in New TruGolf’s Class A common stock (adjusted for share splits, share dividends or similar events) (the “Interest Conversion Rate”). If New TruGolf’s Class A common stock’s VWAP is less than $6.00 per share for five consecutive trading days immediately prior to the interest payment date, New TruGolf may elect to pay the interest payments in cash or New TruGolf’s Class A common stock at the Interest Conversion Rate, in its sole discretion.

As additional consideration for the purchase of the Convertible Notes, New TruGolf will issue to the PIPE Investors, on the First Closing Date, the Warrants to purchase 727,273 shares of New TruGolf’s Class A common stock (such shares, the “Warrant Shares”) at the exercise price of $13.00 per Warrant Share (the “Exercise Price”). If New TruGolf or any subsidiary thereof, as applicable, at any time while the Warrants are outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any New TruGolf’s Class A common stock or securities entitling any person or entity to acquire shares of New TruGolf’s Class A common stock (upon conversion, exercise or otherwise), at an effective price per share less than the then Exercise Price then the Exercise Price shall be reduced at the option of the PIPE Investor to the same base share price as the new investment. Further, subject to a floor price of $5.00, as adjusted, the Exercise Price shall be adjusted to one hundred thirty percent (130%) of the lowest VWAP for the 10 consecutive trading days following the date of the closing of the Trugolf Business Combination. The Warrants are exercisable for a period of five years and will be subject to cashless exercise if on or after 90 days from the Warrants’ issue date, there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the Warrant Shares by the PIPE Investors.

In conjunction with the Investment, the parties shall enter into a registration rights agreement (the “Registration Rights Agreement”). In accordance with the terms and conditions of the Registration Rights Agreement, New TruGolf shall prepare and file with the SEC, to the extent permitted under the applicable law and by the Commission, within 30 days from the Closing of the Trugolf Business Combination to New TruGolf’s Class A common stock underlying all of the Convertible Notes and Warrants issuable hereunder, assuming the full conversion of the Convertible Notes into shares of New TruGolf’s Class A common stock and the payment of all interest on the Convertible Notes in shares of New TruGolf’s Class A common stock at the “floor” price set forth in the Notes and the Warrant.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes from the risk factors previously disclosed in our (i) Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on May 31, 2023 and (ii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 as filed with the SEC on August 14, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For risk factors in connection with the TruGolf Business Combination, see our Registration Statement on Form S-4 initially filed on July 31, 2023, as amended.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 25, 2023, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The funds in the trust account had, since our initial public offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However on October 25, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed American Stock Transfer & Trust Company, LLC, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments; however, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the trust account to an interest-bearing demand deposit could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023, by and among the Company, DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 24, 2023)
3.1	Second Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 14, 2023)
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.1	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2023)
10.2	Loan Agreement, dated as of November 2, 2023, by and between Deep Medicine Acquisition Corp. and Greentree Financial Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.3	Loan Agreement, dated as of November 2, 2023, by and between Deep Medicine Acquisition Corp. and Finuvia, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.5	Form of Convertible Note (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File.

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP MEDICINE ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ Humphrey P. Polanen
	Name:	Humphrey P. Polanen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Weixuan Luo
	Name:	Weixuan Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

