Form 10-Q
period 2023-12-31
TruGolf Holdings, Inc.
filed 2024-02-14
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40970

TruGolf Holdings, Inc.

F/K/A Deep Medicine Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3269086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 North 1400 West Centerville, Utah 84014
(Address of Principal Executive Offices, including zip code)

(801) 298 1997
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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of February 14, 2024, there were 11,538,252 shares of Class A common stock, par value $0.0001 per share, and 1,716,860 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

On January 31, 2024, subsequent to the fiscal quarter ended December 31, 2023, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Deep Medicine Acquisition Corp., a Delaware corporation and our predecessor company (“DMAQ”), completed the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of July 21, 2023 (as amended, the “Business Combination Agreement”), by and among DMAQ, DMAC Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of DMAQ (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the representative for the stockholders of DMAQ, Christopher Jones, an individual, in the capacity as the representative for the TruGolf stockholders and TruGolf, Inc., a Nevada corporation (“TruGolf Nevada”), which provided for, among other things, the merger of Merger Sub with and into TruGolf Nevada (the “Merger”), with TruGolf Nevada being the surviving corporation of the Merger and having become a direct, wholly owned subsidiary of DMAQ as a consequence of the Merger (together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, DMAQ changed its name to TruGolf Holdings, Inc. TruGolf Holdings, Inc.’s Class A common stock commenced trading on The Nasdaq Capital Market LLC under the ticker symbol “TRUG” on February 1, 2024.

Unless stated otherwise, this report contains information about DMAQ before the Business Combination. This Quarterly Report covers a period prior to the closing of the Business Combination. As a result, references in this Quarterly Report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TruGolf Holdings, Inc.

f/k/a Deep Medicine Acquisition Corp.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2023	March 31, 2023

Assets

Current assets
Cash	$177,876	$595,536
Prepaid expenses	-	20,408
Cash and marketable securities held in Trust Account	6,703,330	9,160,803
Total current assets	6,881,206	9,776,747

Total assets	$6,881,206	$9,776,747

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accrued expenses - related party	$6,000	$6,000
Accrued expenses	1,492,437	866,500
Taxes payable	57,569	57,569
Loan payable	84,617	-
Loan payable - related party	2,065,000	1,865,000
Total current liabilities	3,705,623	2,795,069

Non-current liabilities
Deferred underwriting commissions	4,427,500	4,427,500
Total non-current liabilities	4,427,500	4,427,500

Total liabilities	8,133,123	7,222,569

Commitments
Common stock subject to possible redemption, 574,764 shares at $11.37 per share and 830,210 shares at $10.83 per share as of December 31, 2023 and March 31, 2023, respectively	6,536,961	8,994,434

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2023 and March 31, 2023	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,783,200 shares issued and outstanding as of December 31, 2023 and March 31, 2023 (excluding 574,764 shares subject to possible redemption)	378	378
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2023 and March 31, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficits	(7,789,256)	(6,440,634)
Total Stockholders’ (Deficit)	(7,788,878)	(6,440,256)

Total Liabilities and Stockholders’ (Deficit)	$6,881,206	$9,776,747

The accompanying notes are an integral part of unaudited consolidated financial statement

TruGolf Holdings, Inc.

f/k/a Deep Medicine Acquisition Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022	For the Nine Months Ended December 31, 2023	For the Nine Months Ended December 31, 2022

Operating expense
Officers compensation	$15,000	$15,000	$45,000	$45,000
Franchise taxes	31,603	50,000	94,400	150,000
General and administrative expenses	368,886	350,358	1,009,222	1,207,914
Total operating expense	415,489	415,358	1,148,622	1,402,914

Other income
Investment income (loss) on investments held in Trust Account	55,535	1,061,124	256,757	1,728,701
Total other income	55,535	1,061,124	256,757	1,728,701

Net (loss) before income tax	(359,954)	645,766	(891,865)	325,787

Income tax	-	68,415	-	68,415

Net income (loss)	(359,954)	577,351	(891,865)	257,372

Net (loss) per share
Basic and diluted - Class A	$(0.08)	$0.04	$(0.20)	$0.02
Basic and diluted - Class B	N/A	$0.04	N/A	$0.02

Weighted average number of shares
Basic and diluted - Class A	4,357,964	12,509,620	4,453,989	13,017,932
Basic and diluted - Class B	-	2,884,478	-	3,070,164

The accompanying notes are an integral part of unaudited consolidated financial statement

TruGolf Holdings, Inc.

f/k/a Deep Medicine Acquisition Corp.

Consolidated Statement of Changes in Stockholders’ (Deficit)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, March 31, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(3,776,318)	$(3,775,940)

Net (loss)	-	-	-	-	-	-	-	(154,420)	(154,420)

Balance, June 30, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(3,930,738)	$(3,930,360)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-	-	(463,444)	(463,444)

Net (loss)	-	-	-	-	-	-	-	(165,559)	(165,559)

Balance, September 30, 2022	-	$-	620,700	$62	3,162,500	$316	$-	$(4,559,741)	$(4,559,363)

Conversion from Class B to Class A	-	-	3,162,500	316	(3,162,500)	(316)	-	-	-

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-	-	(1,771,251)	(1,771,251)

Net income	-	-	-	-	-	-	-	577,351	577,351

Balance, December 31, 2022	-	$-	3,783,200	$378	0	$-	$-	$(5,753,641)	$(5,753,263)

Balance, March 31, 2023	-	$-	3,783,200	$378	-	$-	$-	$(6,440,634)	$(6,440,256)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-	-	(310,535)	(310,535)

Net (loss)	-	-	-	-	-	-	-	(261,565)	(261,565)

Balance, June 30, 2023	-	$-	3,783,200	$378	-	$-	$-	$(7,012,734)	$(7,012,356)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-	-	(90,687)	(90,687)

Net (loss)	-	-	-	-	-	-	-	(270,346)	(270,346)

Balance, September 30, 2023	-	$-	3,783,200	$378	-	$-	$-	$(7,373,767)	$(7,373,389)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	-	-	(55,535)	(55,535)

Net (loss)	-	-	-	-	-	-	-	(359,954)	(359,954)

Balance, December 31, 2023	-	$-	3,783,200	$378	-	$-	$-	$(7,789,256)	$(7,788,878)

The accompanying notes are an integral part of unaudited consolidated financial statement

TruGolf Holdings, Inc.

f/k/a Deep Medicine Acquisition Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended December 31, 2023	For the Nine Months Ended December 31, 2022

Cash flows from operating activities:
Net (loss)	$(891,865)	$257,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income earned on investments held in Trust Account	(256,757)	(1,728,701)
Changes in operating assets and liabilities:
Prepaid expenses	20,408	233,673
Accrued expenses	710,554	514,446
Taxes payable	-	68,415
Accrued expenses - related parties	-	(15,000)
Net cash used in operating activities	(417,660)	(669,795)

Cash flows from investing activities:
Distribution for taxes payments	-	754,873
Cash released from trust account	2,914,230	121,034,650
Investment of cash in Trust Account	(200,000)	(1,265,000)
Net cash provided by (used in) investing activities	2,714,230	120,524,523

Cash flows from financing activities:
Cash used for common stock redemption	(2,914,230)	(121,034,650)
Proceeds from extension loan - related parties	200,000	1,265,000
Net cash provided by (used in) financing activities	(2,714,230)	(119,769,650)

Net increase/(decrease) in cash and cash equivalents	(417,660)	85,078

Cash and cash equivalents at the beginning of the period	595,536	877,099

Cash and cash equivalents at the end of the period	$177,876	$962,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Remeasurement for Class A common stock subject to possible redemption	$456,757	$2,234,695
Note payable for insurance premium	$84,617	$-

The accompanying notes are an integral part of unaudited consolidated financial statement

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation And Principles of Consolidation

Basis of presentation

The accompanying unaudited consolidated financial statements of TruGolf Holdings, Inc. f/k/a Deep Medicine Acquisition Corp. and its subsidiaries (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the applicable rules and regulations for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2023. The interim results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the year ending March 31, 2024 or for any future interim periods.

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

On October 25, 2023, the Company instructed the trustee to liquidate the investments held in the Trust Account (as defined below) and instead hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Business Combination or liquidation.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through December 31, 2023, relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and subsequent to IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account.

On January 31, 2024, the Company consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf surviving the Merger as a wholly-owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective as of the Closing Date, the Company’s fiscal year end automatically changed from March 31 to December 31. This change aligns the Company’s fiscal year and financial reporting periods with that of TruGolf, Inc.

History

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

Following the closing of the IPO on October 29, 2021, cash of $764,101 was held outside of the Trust Account (as defined below) and was available for working capital purposes. As of December 31, 2023, the Company had available cash of $177,876 on its balance sheet and a working capital deficit of $3,527,747. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 7, 2023, the Company, Merger Sub, the Purchaser Representative, the Seller Representative and TruGolf entered into that certain First Amendment to Amended and Restated Agreement and Plan of Merger (the “Amendment”), pursuant to which the Restated Merger Agreement was amended to (i) reflect the increase in the voting rights of the Class B common stock of TruGolf and the New TruGolf Class B Common Stock (as defined in the Original Merger Agreement) from ten (10) votes per share to twenty five (25) votes per share, and (ii) decrease the size of the board of directors of the post-closing company from seven members to five members, with the number of board members designated by DMAQ decreased from three members to one member. For additional information on the Amendment, refer to the Company’s Current Report on Form 8-K as filed with the SEC on December 7, 2023.

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

If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to (i) waive its redemption rights with respect to any shares of Class A common stock held by them in connection with the completion of the Business Combination, (ii) waive its redemption rights with respect to any shares of Class A common stock held by them in connection with a stockholder vote to approve an amendment to the Charter (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to the shares of Class B common stock they initially purchased in March 2021 (including the shares of the Company’s Class A common stock issued upon the conversion thereof, the “Founder Shares”) or Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period (as defined below). In addition, the Sponsor has agreed to vote any shares it held in favor of the Business Combination.

Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 26, 2024, the Company held a special meeting of stockholders (the “2024 Special Meeting ”), at which the Company’s stockholders approved a charter amendment to extend the date by which the Company must consummate its initial Business Combination from January 29, 2024 to July 29, 2024, or such earlier date as determined by the Company’s board of directors (the “Fourth Extension”) (the 33-month period, from the closing of the IPO to July 29, 2024 (or such earlier date as determined by the board), as extended by the Fourth Extension, unless further extended pursuant to the Company’s Charter, that the Company has to consummate an initial Business Combination, the “Combination Period”). The Charter amendment approved on the 2024 Special Meeting was filed with the Secretary of State of the State of Delaware on January 29, 2024. On the 2024 Special Meeting, the Company’s stockholders holding 943 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $10,845 (approximately $11.50 per share) was removed from the Company’s Trust Account to pay such holders.

Underwriting Agreement and Business Combination Marketing Agreement (“BCMA”)

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On November 17, 2023, the Company and I-Bankers executed an amendment to the BCMA (the “BCMA Amendment”), pursuant to which I-Bankers’ fee due at the Closing was amended to provide that I-Bankers will receive: (i) $2,000,000 in cash and (ii) 212,752 New TruGolf Class A Common Shares.

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

As of December 31, 2023 and March 31, 2023, the Company had loans payable to the Sponsor and its affiliates in amount of $2,065,000 and $1,865,000, respectively, including a promissory note of up to $500,000, dated March 15, 2021, between the Company and the Sponsor (the “Sponsor Note”) in connection with a portion of the IPO expense. The Sponsor Note is unsecured with zero interest. These amounts will be repaid upon completion of an initial Business Combination. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Sponsor Note.

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On January 31, 2024, the Company consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”). The Company expects that its Class A common stock will begin to trade on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on or about February 1, 2024.

The Company has incurred continuing losses from its operations and has an accumulated deficit of $7,789,256 as of December 31, 2023. The Company has no operating income and incurs continuing operating expenses. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results.

These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Recent Accounting Pronouncements

Management of the Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 - Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had cash of $177,876 and $595,536 on its balance sheet as of December 31, 2023 and March 31, 2023, respectively. The Company had no cash equivalent as of December 31, 2023 and March 31, 2023.

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Marketable Securities Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2023 and March 31, 2023, the marketable securities held in the Trust Account were $6,703,330 and $9,160,803, respectively.

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

At December 31, 2023, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Common stock issuance costs	(2,855,000)
Plus:
Remeasurement of carrying value to redemption value	4,120,000
Common stock subject to possible redemption, March 31, 2022	$127,765,000
Less:
Distribution for redemption	(121,034,650)
Plus:
Remeasurement of carrying value to redemption value	2,264,084
Common stock subject to possible redemption, March 31, 2023	$8,994,434

Less:
Distribution for redemption	(2,914,230)
Plus:
Additional deposit for extension	200,000
Remeasurement of carrying value to redemption value	256,757
Common stock subject to possible redemption, December 31, 2023	$6,536,961

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements FASB ASC Topic 260, “Earnings per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding for the period. During the three and nine months ended December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (loss) of the Company. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

	For the Three Months Ended December 31, 2023		For the Three Months Ended December 31, 2022

Numerator:
Net (loss) income		$(359,954)	$577,351

Denominator:
Basic and diluted loss per share – Class A		$(0.08)	0.04
Basic and diluted loss per share – Class B	$	N/A	$0.04
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period		4,357,964	12,509,620
Denominator for basic and diluted earnings per share – Weighted-average shares of Class B common stock issued and outstanding during the period		-	2,884,478

	For the Nine Months Ended December 31, 2023		For the Nine Months Ended December 31, 2022

Numerator:
Net loss		$(891,865)	$257,372

Denominator:
Basic and diluted loss per share – Class A		$(0.20)	0.02
Basic and diluted loss per share – Class B	$	N/A	$0.02
Denominator for basic and diluted earnings per share – Weighted-average shares of Class A common stock issued and outstanding during the period		4,453,989	13,017,932
Denominator for basic and diluted earnings per share – Weighted-average shares of Class B common stock issued and outstanding during the period		-	3,070,164

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On December 7, 2023, the Company executed additional Loan Agreements in substantially the same form (together, the “Loan Agreements”) with each of Li Holding, Inc., a Florida corporation, L&H, Inc., a Nevada corporation, and JAK Opportunities VI, LLC, a Delaware limited liability company, (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Loan Agreements, the Company shall issue the PIPE Investors up to an aggregate of $5,000,000 in principal amount of convertible notes and warrants to purchase an aggregate of 454,545 shares of Class A common stock of the Company after the closing (the “Closing”) of the business combination between the Company and TruGolf (the “Business Combination”) pursuant to the Merger Agreement, as amended. Additionally, on December 7, 2023, the Company and Finuvia, LLC entered into an Amended and Restated Loan Agreement (the “Finuvia Loan Agreement”) to amend and restate the original loan agreement entered between them as of November 2, 2023 to reduce the principal amount of the convertible notes from up to $2,500,000 to up to $500,000 and reduce the amount warrants to purchase Class A common stock of the Company from 227,273 to 45,455. The total PIPE investment from the November 2, 2023 investments and the December 7, 2023 investments was up to an aggregate of $11,000,000 in the principal amount of the convertible notes and warrants to purchase an aggregate of 1,000,000 Class A common stock of the Company. For additional information, refer to the Company’s Current Report on Form 8-K as filed with the SEC on December 7, 2023.

Note 9 - Related Party Transactions

Accrued Expenses - Related Parties

As of December 31, 2023 and March 31, 2023, the Company had accrued expenses – related parties in amount of $6,000, which was in connection with the accrued non-cash compensation to the Company’s management and directors. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Financial Officer $5,000 in cash per month starting from August 1, 2020, and the Company’s officers and directors an aggregate of 300,000 post Business Combination shares within 10 days following a Business Combination, with the same lock-up restrictions and registration rights as the Founder Shares. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.02 per share. As of December 31, 2023 and March 31, 2023, the accrued expenses related to the cash compensation to the Company’s Chief Financial Officer was $0.

Loan Payable – Related Party

As of December 31, 2023 and March 31, 2023, we had loans payable to the Sponsor and its affiliates in the amount of $2,065,000 and $1,865,000, respectively.

As of December 31, 2023 and March 31, 2023, the Company had a loan payable to the Sponsor in amount of $500,000 with zero interest pursuant to the promissory note between the Company and the Sponsor (the “Sponsor Note”) in connection with a portion of the IPO expense. The Sponsor Note is unsecured, and the Sponsor agrees to fund the Company in amount of up to $500,000. Under no circumstances shall any individual, including but not limited to any officer, director, employee or stockholder of the Company, be obligated personally for any obligations or liabilities of the Loan. The proceeds of the Sponsor Note were used to pay a portion of the offering expenses of the IPO. These amounts will be repaid upon completion of an initial Business Combination.

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and March 31, 2023, no Working Capital Loans were outstanding.

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On November 17, 2023, the Company and I-Bankers executed an amendment to the BCMA (the “BCMA Amendment”), pursuant to which I-Bankers’ fee due at the Closing was amended to provide that I-Bankers will receive: (i) $2,000,000 in cash and (ii) 212,752 New TruGolf Class A Common Shares.

Note 11 - Stockholders’ Equity

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

Preferred Stock

As of December 31, 2023 and March 31, 2023, no shares of Preferred Stock were issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

Common Stock

As of December 31, 2023 and March 31, 2023, there were 4,357,964 and 4,613,410 shares of Class A common stock issued and outstanding, respectively, including 574,764 and 830,210 public shares, which were subject to possible redemption and presented as temporary equity.

As of December 31, 2023 and March 31, 2023, there were no shares of Class B common stock issued and outstanding.

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TRUGOLF HOLDINGS, INC.

F/K/A DEEP MEDICINE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	March 31, 2023
Assets:
Marketable securities held in Trust Account	1	$6,703,330	$9,160,803

Note 13 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the followings:

On January 19, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”), at which holders of 3,952,979 shares of the Company’s Class A common stock were present in person or by proxy, constituting a quorum for the transaction of business at the Special Meeting. Stockholders holding 378,744 of the Company’s public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $4,355,556 (approximately $11.50 per share) was removed from the Trust Account to pay such holders. In addition, in connection with the January 26, 2024 meeting to amend certain provisions of DMAQ’s corporate documents allowing DMAQ to extend its existence, an additional 943 shares were redeemed resulting in the removal of an additional $10,845 (approximately $11.50 per share) from the trust account.

On January 31, 2024, the Company issued a press release announcing that on January 31, 2024, it consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf surviving the Merger as a wholly-owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

Effective as of the Closing Date, the Company’s fiscal year end automatically changed from March 31 to December 31. This change aligns the Company’s fiscal year and financial reporting periods with that of TruGolf, Inc.

In connection with the completion of the Business Combination, on the Closing Date, the Company issued TruGolf shareholders 5,750,274 shares of Class A common stock and 1,716,860 shares of Class B common stock pursuant to the Merger Agreement.

On the Closing date, the Company issued 212,752 Class A Common Shares to I-Bankers pursuant to the amendment to the BCMA;

On the Closing date, 280,000 Class A Common Shares were issued to the Company’s former officers and directors;

On the Closing date, 1,316,950 Class A Common shares were issued upon the 13,169,500 rights conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TruGolf Holdings, Inc., f/k/a Deep Medicine Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bright Vision Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On December 7, 2023, we executed additional Loan Agreements in substantially the same form (together, the “Loan Agreements”) with each of Li Holding, Inc., a Florida corporation, L&H, Inc., a Nevada corporation, and JAK Opportunities VI, LLC, a Delaware limited liability company, (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Loan Agreements, we shall issue the PIPE Investors up to an aggregate of $5,000,000 in principal amount of convertible notes and warrants to purchase an aggregate of 454,545 shares of our Class A common stock after the closing (the “Closing”) of the business combination between us and TruGolf (the “Business Combination”) pursuant to the Merger Agreement, as amended. Additionally, on December 7, 2023, we and Finuvia, LLC entered into an Amended and Restated Loan Agreement (the “Finuvia Loan Agreement”) to amend and restate the original loan agreement entered between them as of November 2, 2023 to reduce the principal amount of the convertible notes from up to $2,500,000 to up to $500,000 and reduce the amount warrants to purchase our Class A common stock from 227,273 to 45,455. The total PIPE investment from the November 2, 2023 investments and the December 7, 2023 investments was up to an aggregate of $11,000,000 in the principal amount of the convertible notes and warrants to purchase an aggregate of 1,000,000 our Class A common stock. For additional information, refer to our Current Report on Form 8-K as filed with the SEC on December 7, 2023.

On January 19, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”), at which holders of 3,952,979 shares of the Company’s Class A common stock were present in person or by proxy, constituting a quorum for the transaction of business at the Special Meeting. Stockholders holding 378,744 of the Company’s public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $4,355,556 (approximately $11.50 per share) was removed from the Trust Account to pay such holders.

On January 31, 2024, the Company issued a press release announcing that on January 31, 2024, it consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf surviving the Merger as a wholly-owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

Effective as of the Closing Date, the Company’s fiscal year end automatically changed from March 31 to December 31. This change aligns the Company’s fiscal year and financial reporting periods with that of TruGolf, Inc.

In connection with the completion of the Business Combination, on the Closing Date, the Company issued TruGolf shareholders 5,750,274 shares of Class A common stock and 1,716,860 shares of Class B common stock pursuant to the Merger Agreement.

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

On January 26, 2024, the Company held a special meeting of stockholders (the “2024 Special Meeting”), at which the Company’s stockholders approved a charter amendment to extend the date by which the Company must consummate its initial Business Combination from January 29, 2024 to July 29, 2024, or such earlier date as determined by the Company’s board of directors (the “Fourth Extension”) (the 33-month period, from the closing of the IPO to July 29, 2024 (or such earlier date as determined by the board), as extended by the Fourth Extension, unless further extended pursuant to the Company’s Charter, that the Company has to consummate an initial Business Combination, the “Combination Period”). The Charter amendment approved on the 2024 Special Meeting was filed with the Secretary of State of the State of Delaware on January 29, 2024. On the 2024 Special Meeting, the Company’s stockholders holding 943 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $10,845 (approximately $11.50 per share) was removed from the Company’s Trust Account to pay such holders.

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

As a result of the Closing and the transactions contemplated by the Merger Agreement, the Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

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

In addition to the Merger Consideration set forth above, the TruGolf stockholders will also have a contingent right to receive up to an aggregate of an additional 4.5 million Deep Medicine Class A Shares (the “Earnout Shares”), as additional consideration, with each share valued at $10 per share during the three (3) year period following the Closing. The Earnout Shares shall be earned, based on the combined company meeting criteria relating to (i) consolidated gross revenue, (ii) VWAP (as defined below) of Deep Medicine Class A Shares, or (iii) number of qualified franchise locations opened. The Earnout Shares shall be allocated into three tranches consisting of a first tranche of 1,000,000 Earnout Shares (the “First Tranche”), a second tranche of 1,500,000 Earnout Shares (the “Second Tranche”), and third tranche of 2,000,000 Earnout Shares (the “Third Tranche”). The Earnout Shares will be earned as set forth below:

a) The First Tranche will be earned as follows:

(i) in the event that the gross consolidated gross revenue of Deep Medicine and its subsidiaries (the “Gross Revenues”) for 2024 equals or exceeds Thirty Million Dollars ($30,000,000) but is less than Forty Two Million Dollars ($42,000,000), then the TruGolf stockholders shall be entitled to receive 50% of the First Tranche or in the event that the Gross Revenues for 2024 equals or exceeds Forty Two Million Dollars ($42,000,000), then the TruGolf stockholders shall be entitled to receive 100% of the First Tranche; or (ii) in the event that the dollar volume-weighted average price (“VWAP”) of the Deep Medicine Class A Shares is at least $13.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then the TruGolf stockholders shall be entitled to received100% of the First Tranche or, in the event that ten (10) or more Qualified Franchise Locations (as defined in the Restated Merger Agreement) are opened prior to the end of the calendar year 2024, then the TruGolf stockholders shall be entitled to received100% of the First Tranche.

b) The Second Tranche will be earned as follows:

(i) in the event that the Gross Revenues for 2025 equals or exceeds Fifty Million Dollars ($50,000,000) but is less than Sixty Five Million Dollars ($65,000,000), then the TruGolf stockholders shall be entitled to receive 50% of the Second Tranche or in the event that the Gross Revenues for 2025 equals or exceeds Sixty Five Million Dollars ($65,000,000), then the TruGolf stockholders shall be entitled to receive 100% of the Second Tranche; or (ii) in the event that the VWAP of Deep Medicine Class A Shares is at least $15.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then the TruGolf stockholders shall be entitled to receive 100% of the Second Tranche or, in the event that thirty (30) or more Qualified Franchise Locations are opened prior to the end of the calendar year 2025, then the TruGolf stockholders shall be entitled to receive 100% of the Second Tranche.

c) The Third Tranche will be earned as follows:

(i) in the event that the Gross Revenues for 2026 equals or exceeds Eighty Million Dollars ($80,000,000) but is less than One Hundred Million Dollars ($100,000,000), then the TruGolf stockholders shall be entitled to receive 50% of the Third Tranche or in the event that the Gross Revenues for 2026 equals or exceeds One Hundred Million Dollars ($100,000,000), then the TruGolf stockholders shall be entitled to receive 100% of the Third Tranche; or (ii) in the event that the VWAP of Deep Medicine Class A Shares is at least $17.00 per share for at least twenty (20) out of thirty (30) trading days in the specified period, then the TruGolf stockholders shall be entitled to receive 100% of the Third Tranche or, in the event that fifty (50) or more Qualified Franchise Locations are opened prior to the end of the calendar year 2026, then the TruGolf stockholders shall be entitled to receive 100% of the Third Tranche.

TruGolf intends to list its Class A common stock on Nasdaq under the symbol “TRUG”, upon the closing of the Business Combination. TruGolf will not have rights traded following consummation of the Business Combination.

On December 7, 2023, the Company, Merger Sub, the Purchaser Representative, the Seller Representative and TruGolf entered into that certain First Amendment to Amended and Restated Agreement and Plan of Merger (the “Amendment”), pursuant to which the Restated Merger Agreement was amended to (i) reflect the increase in the voting rights of the Class B common stock of TruGolf and the New TruGolf Class B Common Stock (as defined in the Original Merger Agreement) from ten (10) votes per share to twenty five (25) votes per share, and (ii) decrease the size of the board of directors of the post-closing company from seven members to five members, with the number of board members designated by DMAQ decreased from three members to one member. For additional information on the Amendment, refer to the Company’s Current Report on Form 8-K as filed with the SEC on December 7, 2023.

On January 31, 2024, the Company issued a press release announcing that on January 31, 2024, it consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf surviving the Merger as a wholly-owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

In connection with the completion of the Business Combination, on the Closing Date, the Company issued TruGolf shareholders 5,750,274 shares of Class A common stock and 1,716,860 shares of Class B common stock pursuant to the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not and do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents after the IPO in amount of $55,535 and $256,757 for the three and nine months ended December 31, 2023, respectively, compared to $1,061,124 and $1,728,701 for the three and nine months ended December 31, 2022, respectively. There was no significant change in our financial or trading position and no material adverse change occurred as of December 31, 2023. After the IPO, we incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. Our expenses have increased substantially after the closing of the IPO.

For the three and nine months ended December 31, 2023, we had a net loss of $359,954 and $891,865, respectively, which consisted of operating costs of $415,489 and $1,148,622, respectively, offset by interest earned on marketable securities held in the trust account of $55,535 and $256,757, respectively.

For the three and nine months ended December 31, 2022, we had a net income of $577,351 and $257,372, respectively, which consisted of operating costs of $415,358 and $1,402,914, respectively, offset by interest earned on marketable securities held in the trust account of $1,061,124 and $1,728,701, respectively.

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

Liquidity and Capital Resources

We had cash of $177,876 on our balance sheet as of December 31, 2023, compared to cash of $595,536 as of March 31, 2023. As of December 31, 2023 and March 31, 2023, we had total current liabilities of $3,705,623 and $2,795,069, respectively, and total current assets of $6,881,206 and $9,776,747, respectively. As of December 31, 2023, we had working capital deficit of $3,527,747, a decrease in working capital by $1,348,622 as compared to March 31, 2023, primarily as a result of a decrease in cash and prepaid expenses and an increase in total current liabilities.

The increase in accrued expenses as of December 31, 2023 was in connection with the legal fees for preparation of the TruGolf Merger Agreement and its amendment, and the preparation of the registration statement and prospectus related to TruGolf Business Combination. In addition, on October 15, 2022, we issued the First Sponsor Affiliate Notes in an aggregate principal amount of $1,265,000 to two affiliates of the Sponsor in connection with the First Extension. Due to the stockholders’ redemption in December 2022 in connection with the 2022 Special Meeting, and in July 2023 in connection with the 2023 Special Meeting, cash and marketable securities held in trust account decreased to $6,703,330 as of December 31, 2023, after $121,034,650 (approximately $10.24 per share) and $2,914,230 (approximately $11.41 per share) were removed from our trust account to pay such redeeming holders in connection with the Second Extension and the Third Extension, respectively. In addition, an aggregate of $300,000 was deposited in the aggregate into the trust account as of June 30, 2023 under the Second Sponsor Affiliate Note.

We expect to continue to incur significant costs in the pursuit of a business combination. We cannot assure you that our plans to complete the business combination will be successful.

For the nine months ended December 31, 2023, cash used in operating activities amounted to $417,660, mainly due to the net loss of $891,865, and the unrealized income earned on investment held in the trust account in amount of $256,757, offset by the decrease in prepaid expenses by $20,408 and the increase in accrued expenses by $710,554. Comparatively, cash used in operating activities amounted to $669,795 during the nine months ended December 31, 2022, mainly due to the unrealized income earned on investment held in the Trust Account in amount of $1,728,701, and the decrease in accrued expenses to related parties by $15,000, offset by the net income of $257,372, the decrease in prepaid expenses by $233,673 and the increase in accrued expenses and taxes payable by $514,446 and $68,415.

Cash flow of $2,714,230   provided by investing activities during the nine months ended December 31, 2023 was due to the release from the trust account in the amount of $2,914,230 (approximately $11.41 per share) to pay the redeeming stockholders in connection with the 2023 Special Meeting, offset by the investment of $200,000 in the trust account, which was a partial payment pursuant to the Second Sponsor Affiliate Note in connection with the Second Extension (under which a monthly payment of $50,000 should be deposited into the trust account after January 29, 2023  ). Comparatively, cash flow of $120,524,523 provided by investing activities during the nine months ended December 31, 2022 was due to the distribution from the trust account in amount of $754,873 for taxes payments, plus the release from the trust account in the amount of 121,034,650 (approximately $10.24 per share) to pay the redeeming stockholders in connection with the 2022 Special Meeting, offset by the investment of $1,265,000 in the trust account, which was an aggregate principal amount of the Sponsor Affiliate Notes in connection with the First Extension to extend the Initial Business Combination from October 29, 2022 to January 29, 2023.

Cash flow of $2,714,230 used in financing activities during the nine months ended December 31, 2023 was due to the proceeds from the Second Sponsor Affiliate Note totaled $200,000 as discussed above, offset by the cash of $2,914,230 removed from the trust account to pay the redeeming stockholders in July 2023 in connection with the 2023 Special Meeting. Comparatively, cash flow of $119,769,650 used in financing activities during the nine months ended December 31, 2022 was due to the proceeds from the Sponsor Affiliate Notes totaled $1,265,000 as discussed above, offset by the cash of $121,034,650 removed from the trust account to pay the redeeming stockholders in December 2022 in connection with the 2022 Special Meeting.

As of December 31, 2023, we had cash and marketable securities held in the trust account of $6,703,330, after the $121,034,650 (approximately $10.24 per share) was removed from the trust account to pay the redeeming holders in connection with the 2022 Special Meeting, and the $2,914,230 (approximately $11.41 per share) was removed from the trust account to pay the redeeming holders in connection with the 2023 Special Meeting, substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. In December 2022, we withdrew interest of $754,873 to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in trust account. The interest earned on the amount in the trust account has been and we expect it will continue to be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had available cash of $177,876. We have used and will continue to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Related Party Transactions

We pay Weixuan Luo, our former Chief Financial Officer, monthly fees of $5,000 for her services commencing on August 1, 2020. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. We will also issue to our officers and directors an aggregate of 300,000 post business combination shares within 10 days following the Business Combination with the same lock-up restrictions as the shares of Class B common stock initially purchased by the Sponsor in March 2021 (including the shares of the Company’s Class A common stock issued upon the conversion thereof, the “Founder Shares”) and same registration rights as our Founder Shares.

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

As of December 31, 2023 and March 31, 2023, we had loans payable to the Sponsor and its affiliates in the amount of $2,065,000 and $1,865,000, respectively, as discussed below:

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

On November 2, 2023 and December 7, 2023, the Company executed loan agreements with certain investors (together, the “Prior Loan Agreements”) pursuant to which such investors agreed to loan the Company up to an aggregate $11,000,000 in exchange for the issuance of convertible notes and warrants. On February 2, 2024, TruGolf Holdings, Inc. executed a securities purchase agreement (the “Purchase Agreement”) with each of the investors that executed the Prior Loan Agreements, which replaced, in their entirety, the Prior Loan Agreements, and with additional investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the Company (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

The Purchase Agreement contemplates funding of the investment (the “Investment”) across multiple tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $4,650,000 of PIPE Convertible Notes will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $4,185,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), the Company will also issue the PIPE Investors the Series A Warrants and the Series B Warrants.

Subject to satisfying the conditions discussed below, the Company has the right under the Purchase Agreement, but not the obligation, to require that the PIPE Investors purchase additional Notes at up to two additional closings. Upon notice at any time after the 2nd trading day following the Initial Closing Date, the Company may require that the PIPE Investors purchase an additional aggregate principal amount of $4,650,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $4,185,000, if (i) the Registration Statement (as described below) has been filed; and (ii) certain customary closing conditions are satisfied (the “First Mandatory Additional Closing”). Upon notice at any time after the 2nd trading day following the date that the First Mandatory Additional Closing is consummated, the Company may require that the PIPE Investors purchase an additional aggregate principal amount of $6,200,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $5,580,000, if (i) the shareholder approval is obtained (as described below); (ii) the Registration Statement has been declared effective by the SEC; and (iii) certain customary closing conditions are satisfied (the “Second Mandatory Additional Closing”).

In addition, pursuant to the Purchase Agreement, each PIPE Investor has the right, but not the obligation, to require that, upon notice, the Company sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”); provided that, the principal amount of the additional PIPE Convertible Notes issued at each Additional Optional Closing must equal at least $250,000. If a PIPE Investor has not elected to effect an Additional Optional Closing on or prior to August 2, 2024, such PIPE Investor shall have no further right to effect an Additional Optional Closing under the Purchase Agreement.

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

On January 31, 2024, the Company consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”). The Company expects that its Class A common stock will begin to trade on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on or about February 1, 2024.

The Company has incurred continuing losses from its operations and has an accumulated deficit of $7,789,256 as of December 31, 2023. The Company has no operating income and incurs continuing operating expenses. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results.

These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On November 17, 2023, the Company and I-Bankers executed an amendment to the BCMA (the “BCMA Amendment”), pursuant to which I-Bankers’ fee due at the Closing was amended to provide that I-Bankers will receive: (i) $2,000,000 in cash and (ii) 212,752 New TruGolf Class A Common Shares.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a result of closing of the Business Combination on January 31, 2024, the risk factors previously disclosed Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement/Prospectus with respect to the Business Combination, filed with the SEC on December 29, 2023. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair the Company’s business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in the Company’s future filings with the SEC.

.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	First Amendment to the Merger Agreement, dated as of December 7, 2023, by and among the Company, DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 7, 2023)
4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.1+	Loan Agreement, dated as of November 2, 2023, by and between Deep Medicine Acquisition Corp. and Greentree Financial Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.2+	Loan Agreement, dated as of November 2, 2023, by and between Deep Medicine Acquisition Corp. and Finuvia, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.3+	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.4+	Form of Convertible Note (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)
10.5+	Loan Agreement, dated as of December 7, 2023, by and between Deep Medicine Acquisition Corp. and Li Holding, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023)
10.6+	Loan Agreement, dated as of December 7, 2023, by and between Deep Medicine Acquisition Corp. and L&H, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023)
10.7+	Loan Agreement, dated as of December 7, 2023, by and between Deep Medicine Acquisition Corp. and JAK Opportunities VI, LLC. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023)
10.8+	Amended and Restated Loan Agreement, dated as of December 7, 2023, by and between Deep Medicine Acquisition Corp. and Finuvia, LLC. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2023)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File.

**	Filed herewith.
***	Furnished herewith.
+

The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TruGolf Holdings, Inc. f/k/a Deep Medicine Acquisition Corp.

Date: February 14, 2024	By:	/s/ Christopher Jones
	Name:	Christopher Jones
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Lindsay Jones
	Name:	Lindsay Jones
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

