Form 10-Q
period 2024-03-31
TruGolf Holdings, Inc.
filed 2024-08-14
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

Commission File Number: 001-40970

TRUGOLF HOLDINGS, INC.

(Exact name of registrant as Specified in its Charter)

Delaware	6770	85-3269086
(State or Other Jurisdiction of	(Primary Standard Industrial	(Internal Revenue Service
Incorporation or Organization)	Classification Code Number)	Employer Identification Number)

60 North 1400 West
Centerville, Utah	84014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(801) 298-1997

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	TRUG	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date, 13,255,112 shares of common stock issued and outstanding as of July 23, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TruGolf Holdings, Inc.

March 31, 2024

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,825,967	$3,297,564
Restricted cash	-	2,100,000
Marketable investment securities	-	2,478,953
Accounts receivable, net	1,930,450	2,398,872
Inventory, net	2,335,653	2,119,084
Prepaid expenses	61,855	262,133

Total current assets	12,153,925	12,656,606

Property and equipment, net	166,666	234,308
Capitalized software development costs, net	363,879	-
Right-of-use assets	890,209	972,663
Other long-term assets	1,905,983	1,905,983

Total assets	$15,480,662	$15,769,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,206,118	$2,059,771
Customer deposits	1,794,748	1,704,224
Notes payable, current portion	9,568	9,425
Notes payable to related parties, current portion	937,000	1,237,000
Line of credit, bank	802,738	802,738
Margin line of credit account	-	1,980,937
Convertible notes payable	954,622	954,622
Accrued interest	542,631	459,872
Accrued and other current liabilities	804,405	1,125,495
Accrued and other current liabilities - assumed in Merger	295,008	-
Lease liability, current portion	347,809	334,255
Total current liabilities	9,694,647	10,668,339

Non-current liabilities:
Notes payable, net of current portion	2,400,345	2,402,783
Note payables to related parties, net of current portion	892,500	861,000
Notes payable assumed in the Merger	1,565,000	-
PIPE loan payable, net	4,320,947	-
Dividend notes payable	4,023,923	4,023,923
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	574,363	668,228
Other liabilities	81,560	63,015
Total liabilities	24,553,285	19,687,288

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10 million share authorized; zero shares issued and outstanding, respectively	-	-
Common stock - Series A, $0.0001 par value, 90 million shares authorized; 11,558,252 and 13,098 shares issued and outstanding, respectively.	1,154	120
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 1,716,860 and 0 shares issued and outstanding, respectively.	172
Treasury stock at cost, 4,692 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	6,623,839	10,479,738
Accumulated other comprehensive loss	-	(1,662)
Accumulated deficit / losses	(13,660,788)	(12,358,924)
Total stockholders’ deficit	(9,072,623)	(3,917,728)

Total liabilities and stockholders’ deficit	$15,480,662	$15,769,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

(Unaudited)

	2024	2023

Revenues, net	$5,012,022	$5,083,199
Cost of revenues	1,959,023	1,141,768
Gross profit	3,052,999	3,941,431

Operating expenses:
Royalties	329,888	215,632
Salaries, wages and benefits	1,841,595	2,231,434
Selling, general and administrative	1,825,201	6,398,885
Total operating expenses	3,996,684	8,845,951
(Loss) income from operations	(943,685)	(4,904,520)
Other (expenses) income:
Interest income	30,587	21,497
Interest expense	(384,854)	(468,154)
Loss on investment	(3,912)	-
Total other expense	(358,179)	(446,657)
Loss from operations before income taxes	(1,301,864)	(5,351,177)
Provision for income taxes	-	-
Net loss	$(1,301,864)	$(5,351,177)
Basic and diluted net loss per share attributable to common stockholders	$(0.22)	$(446.15)

Basic and diluted weighted average common shares	5,994,704	11,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

TRUGOLF HOLDINGS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2024	2023
Net loss	$(1,301,864)	$(5,351,177)
Other comprehensive income:
Unrealized gain in fair value of short-term investments	-	11,914
Comprehensive loss	$(1,301,864)	$(5,339,263)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRUGOLF HOLDINGS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock- Series A		Common Stock- Series B		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Losses	Deficit

Balance, December 31, 2022	-	$-	11,308	$100	-	$-	(4,692)	$(2,037,000)	$681,956	$-	$(2,075,815)	$(3,430,759)
Issuance of common stock for services			821	9					4,493,324			4,493,333
Unrealized gain in fair value of short term investments										11,914		11,914
Net loss											(5,351,177)	(5,351,177)
Balance, March 31, 2023	-	-	12,129	109	-	$-	(4,692)	(2,037,000)	5,175,280	11,914	(7,426,992)	(4,276,689)

Balance, December 31, 2023	-	$-	13,098	$120	-	$-	(4,692)	$(2,037,000)	$10,479,738	$(1,662)	$(12,358,924)	$(3,917,728)
Realized gain in fair value of short term investments	-	-					-	-		1,662	-	1,662
Common stock exchanged in Merger			(13,098)	(120)					(3,854,573)			(3,854,693)
Common stock Series A exchanged and issued in Merger			11,538,252	1,154					(1,154)			-
Common stock Series B issued in Merger	-	-	-	-	1,716,860	172	-	-	(172)	-	-	-
Net loss	-	-	-	-				-	-	-	(1,301,864)	(1,301,864)
Balance, March 31, 2024	-	$-	11,538,252	$1,154	1,716,860	$172	(4,692)	$(2,037,000)	$6,623,839	$(0)	$(13,660,788)	$(9,072,623)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(1,301,864)	$(5,351,177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	36,105	13,756
Amortization of PIPE convertible notes original issue discount	947	257,233
Amortization of right-of-use asset	82,454	72,520
Fair value of warrants in excess of fair value of debt	-	-
Expenses paid by DMAC post Merger	-	-
Bad debt expense	-	205,920
Change in OCI	1,662	-
Stock issued for services	-	4,493,333
Changes in operating assets and liabilities:
Accounts receivable, net	468,422	367,541
Inventory, net	(216,569)	(1,122,034)
Prepaid expenses	200,278	70,178
Other current assets	2,478,953	(40,422)
Other assets	-	(1,875,000)
Accounts payable	1,146,347	526,376
Customer deposits	90,524	(594,071)
Accrued interest	82,759	128,049
Accrued and other current liabilities	(321,090)	(158,586)
Lease liability	(80,311)	(65,572)
Net cash provided by (used in) operating activities	2,668,617	(3,071,956)

Cash flows from investing activities:
Purchase of property and equipment	(332,342)	(46,650)
Reduction in long term assets		(2,421,060)
Net cash used in investing activities	(332,342)	(2,467,710)

Cash flows from financing activities:
Proceeds from line of credit	-	1,875,000
Repayments of liabilities assumed in the Merger	(15,716)
Repayments of notes payable	(2,295)	(33,616)
Repayments of notes payable - related party	(268,500)	-
PIPE loan, net of OID discount	4,320,000	-
Cash acquired in Merger	103,818
Costs of Merger paid from PIPE loan	(2,082,787)	-
Repayment of line of credit	(1,980,937)	-
Increase in other liabilities	18,545	-
Dividends paid	-	42,963
Net cash provided by (used in) financing activities	92,128	1,884,347

Net change in cash, cash equivalents, and restricted cash	2,428,403	(3,655,319)

Cash, cash equivalents, and restricted cash, beginning of period	5,397,564	9,656,266

Cash, cash equivalents and restricted cash, end of period	$7,825,967	$6,000,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income tax	$-	$-
Cash paid for interest	$302,095	$275,735
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING and FINANCING ACTIVITIES:
Notes payable assumed in Merger	$1,565,000	$-
Accrued liabilities assumed in Merger	$310,724	$-
Remeasurement of common stock exchanged/issued in Merger	$(1,875,724)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TruGolf Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024

Note 1 - Business Organization and Nature of Operations

On January 31, 2024 we completed the previously announced business combination pursuant to the terms of the Business Combination Agreement, dated as of July 21, 2023, which provided for, TruGolf Nevada being the surviving corporation of the merger and having become a direct, wholly owned subsidiary of Deep Medicine Acquisition Corp. (“DMAC”), a Delaware corporation and our predecessor company (“DMAQ”)   as a consequence of the merger (together with the other transactions contemplated by the Business Combination Agreement). In connection with the consummation of the Business Combination, DMAQ changed its name to TruGolf Holdings, Inc. TruGolf Holdings, Inc.’s Class A common stock commenced trading on The Nasdaq Capital Market LLC under the ticker symbol “TRUG” on February 1, 2024.

Trugolf Holdings, Inc. (the “Company” or “TruGolf”, “we”, “us”) was incorporated on July 8, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination, with no material operation of its own. Our operations are conducted through our subsidiary TruGolf, Inc., a Nevada Corporation (“TruGolf Nevada”). TruGolf Nevada was formed as a Utah corporation on October 4, 1995, under the name “TruGolf, Incorporated”. TruGolf Nevada’s original business plan was the creation of golfing video games. On June 9, 1999, the TruGolf Nevada changed its name to “TruGolf, Inc.” Effective on April 26, 2016, TruGolf Nevada filed Articles of Merger with the State of Utah, Department of Commerce, and on April 28, 2016, TruGolf Nevada filed Articles of Merger with the Secretary of State of Nevada, pursuant to which TruGolf, Inc., a Utah corporation, merged with and into TruGolf Nevada, pursuant to a Plan of Merger. TruGolf Nevada was the surviving corporation in the merger. In connection with the Plan of Merger, TruGolf Nevada affected a four-for-one forward stock split of its outstanding common stock.

For over 40 years, TruGolf, Incorporated (or “the Company”, “we”, “us”, or “our”) has been creating indoor golf software and hardware and are focused on both the residential and commercial golf simulation industries. We design, develop, manufacture and sell golf simulators for residential and commercial applications. We offer portable, professional, commercial and custom simulators. In addition, to bundling our software with our simulators, we offer our E6 Connect software and gaming software on a standalone basis. We have leveraged the power of our hardware and software platform to create a collection of multi-sport games including football, soccer, soccer golf, frisbee golf, zombie dodgeball, and cowboy target practice.

TruGolf Nevada has been creating indoor golf software for 40 years. We began as a subsidiary of Access Software, Inc., a video game developer based in Salt Lake City, Utah (“Access Software”), which was co-founded in November 1982, by Christopher Jones, the Company’s largest stockholder, Chief Executive Officer, President and Chairman. In April 1999, Access Software was purchased by Microsoft Corp., for its expertise in golf software development. Following the acquisition, the core programming and graphics team of Links™, which created Links LS 1999, one of the bestselling PC sports games of 1999, were spun out to TruGolf Nevada.

Since 1999, we have focused on establishing residential and commercial golf simulation as a viable industry, and since 2007, we have focused on fabricating custom golf simulators for luxury clients. Part of our initial strategy included partnering with hardware inventors to provide them world class software. Over time, we found that it was not viable to rely on these early hardware inventors alone, we also began building and selling our own hardware. In addition, we are working with a video game company to utilize their new dynamic graphics engine which will enable us to bring photorealistic golf courses to life through our E6 software (discussed below). In addition, we have developed multiple sources and 3rd party manufacturers for the raw materials or parts for our products, including but not limited to, steel or aluminum frames, fabric, turf, screens, projectors, PCs, cameras, lasers, infrared sensors, and supporting subsystems. The availability of the frames and fabric from our principal provider, Allied ES&A, has been increased as they have moved into a much larger facility directly located in a large employee base community and we have entered into negotiations with a second supplier in order to provide alternative sourcing if needed. A third supplier, Impact Signs, has also been used in the past and TruGolf Nevada believes that it could purchase turf, and screen supplies from them as well if needed. Both turf (Controlled Products), and screen suppliers (Allied), are so specialized that we have come to rely on one vendor for each, respectively. Turf particularly experienced some delivery delays in 2022 that have been rectified, additional inventory has been secured locally, and our highest volume portable simulators have been redesigned to use less raw materials from that vendor, while adding an improved hitting surface from a second vendor, Real Feel, to mitigate risk. Negotiations with a second supplier of screen materials is in progress. Projectors (TV Specialists), PCs, lasers, IR sensors and other systems come from multiple suppliers with no historical delay in supply. We have 2 primary suppliers of cameras, IDS and Basler, and have integrated products from both in the new Apogee unit to ensure the greatest availability possible.

The Company is an “emerging growth company” as that term is used in the Jumpstart our Business Startups Act of 2012, and as such, has elected to comply with certain reduced public company reporting requirements.

Note 2. BUSINESS COMBINATION AND PURCHASE PRICE ALLOCATION

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

Accounting for the Business Combination

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, whereas TruGolf Nevada was treated as the accounting acquirer. In accordance with this method of accounting, the Business Combination has been treated as the equivalent of TruGolf Nevada issuing shares for the net assets of DMAQ, accompanied by a recapitalization. The net assets of TruGolf Nevada and DMAQ were stated at historical cost, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination will be those of TruGolf Nevada. TruGolf Nevada has been determined to be the accounting acquirer for purposes of the Business Combination based on an evaluation of the following facts and circumstances:

●	Legacy TruGolf Nevada stockholders expecting to have a majority of the voting power of New TruGolf,
●	TruGolf Nevada comprising the ongoing operations of New TruGolf,
●	TruGolf Nevada contributing a majority of the governing body members of New TruGolf, and
●	TruGolf Nevada’s senior management comprising the senior management of New TruGolf.

Exchange of TruGolf Nevada Shares for Shares of New TruGolf

Based on 13,098 TruGolf Nevada ordinary shares outstanding immediately prior to the closing of the Business Combination, the Exchange Ratio determined in accordance with the terms of the Merger Agreement is approximately 570.10. New TruGolf issued 7,467,134 shares of New TruGolf common stock to legacy TruGolf Nevada shareholders in the Business Combination, determined as follows:

TruGolf Nevada shares outstanding as of immediately prior to the Closing
Ordinary shares, par value $0.01 per share	13,098
Exchange Ratio	570.10
Estimated shares of New TruGolf common stock issued to TruGolf Nevada shareholders upon Closing	7,467,134

The shares issued to legacy TruGolf Nevada shareholders consists of 5,750,274 shares of New TruGolf Class A common stock and 1,716,860 shares of New TruGolf Class B common stock.

The purchase price for the Merger was allocated to the net assets acquired on the basis of relative fair values. The fair values of the current assets acquired and current liabilities assumed in the Merger were determined to approximate carrying value due to their short-term nature. The following summarizes the allocation of the purchase price to net assets acquired in the Merger:

Cash and cash equivalents	$103,818
Net proceeds from investment fund (PIPE)	2,237,213
Accounts payable and accrued expenses	(310,724)
Loans payable	(1,565,000)

Net assets	$465,307

PIPE Convertible Notes payable assumed in Merger	$4,800,000
Less: Original Issue Discount of 10%	(480,000)
PIPE Convertible Notes payable, net	4,320,000
Payment of closing costs and other expenses	(2,082,787)
Net proceeds from PIPE Convertible Notes payable assume in Merger	$2,237,213

On November 2, 2023 and December 7, 2023, Deep Medicine Acquisition Corp. (“DMAQ”) executed loan agreements with certain accredited investors (together, the “Prior Loan Agreements”) pursuant to which such investors agreed to loan DMAQ up to an aggregate $11,000,000 in exchange for the issuance of convertible notes and warrants. On February 2, 2024, TruGolf Holdings, Inc. (“TruGolf Holdings”) executed a securities purchase agreement (the “Purchase Agreement”) with each of the investors that executed the Prior Loan Agreements, which replaced, in their entirety, the Prior Loan Agreements, and with additional investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the TruGolf Holdings (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the TruGolf Holdings’ Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

The Purchase Agreement contemplates funding of the investment (the “Investment”) across multiple tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $4,650,000 of PIPE Convertible Notes will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $4,185,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), TruGolf Holdings will also issue the PIPE Investors the Series A Warrants and the Series B Warrants.

As of March 31, 2024, the Company recorded PIPE Convertible Notes payable of $4,800,000 and an original issue discount of $480,000 resulting in the net balance of $4,320,000. The Company recorded interest expense on the PIPE Convertible Notes of $9,468, and interest expense relating to the OID of $947. As of May 14, 2024, the Company did not timely file the quarterly report on Form 10-Q for the period ended March 31, 2024. The scheduled second tranche of the PIPE Convertible Notes payable has not been received by the Company.

Subject to satisfying the conditions discussed below, TruGolf Holdings, Inc. has the right under the Purchase Agreement, but not the obligation, to require that the PIPE Investors purchase additional Notes at up to two additional closings. Upon notice at any time after the 2nd trading day following the Initial Closing Date, TruGolf Holdings may require that the PIPE Investors purchase an additional aggregate principal amount of $4,650,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $4,185,000, if (i) the Registration Statement (as described below) has been filed; and (ii) certain customary closing conditions are satisfied (the “First Mandatory Additional Closing”). Upon notice at any time after the 2nd trading day following the date that the First Mandatory Additional Closing is consummated, TruGolf Holdings may require that the PIPE Investors purchase an additional aggregate principal amount of $6,200,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $5,580,000, if (i) the shareholder approval is obtained (as described below); (ii) the Registration Statement has been declared effective by the SEC; and (iii) certain customary closing conditions are satisfied (the “Second Mandatory Additional Closing”).

In addition, pursuant to the Purchase Agreement, each PIPE Investor has the right, but not the obligation, to require that, upon notice, TruGolf Holdings sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”); provided that, the principal amount of the additional PIPE Convertible Notes issued at each Additional Optional Closing must equal at least $250,000. If a PIPE Investor has not elected to effect an Additional Optional Closing on or prior to August 2, 2024, such PIPE Investor shall have no further right to effect an Additional Optional Closing under the Purchase Agreement.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 and its amendments as filed with the SEC on February 14, 2024 and in Form 8-K/A as filed with the SEC on April 17, 2024.

Basis of Presentation – Accounting for the Business Combination

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, whereas TruGolf Nevada was treated as the accounting acquirer. In accordance with this method of accounting, the Business Combination has been treated as the equivalent of TruGolf Nevada issuing shares for the net assets of DMAQ, accompanied by a recapitalization. The net assets of TruGolf Nevada and DMAQ were stated at historical cost, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination were those of TruGolf Nevada. TruGolf Nevada has been determined to be the accounting acquirer for purposes of the Business Combination based on an evaluation of the following facts and circumstances:

●	Legacy TruGolf Nevada stockholders expecting to have a majority of the voting power of New TruGolf,
●	TruGolf Nevada comprising the ongoing operations of New TruGolf,
●	TruGolf Nevada contributing a majority of the governing body members of New TruGolf, and
●	TruGolf Nevada’s senior management comprising the senior management of New TruGolf.

Basis of Presentation – Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates. Significant estimates include estimates used in the valuation allowance related to deferred tax assets and capitalized software costs. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents consisted of $7,825,967 and $5,394,564, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2024 and December 31, 2023, the uninsured balances amounted to $6,742,396 and $4,251,124 respectively.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in corporate fixed income securities and U.S. Treasury securities. The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the statements of operations and comprehensive loss. The Company sold and liquidated its marketable securities during the three months ended March 31, 2024 resulting in a $0 balance as of that date.

Accounts Receivable, net

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification Topic 326, Credit Losses (Topic 326)., the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 326.

We believe the concentration of credit risk, with respect to our receivables, is limited because our customer base is comprised of a number of geographically diverse customers. We manage credit risk through credit approvals and other monitoring procedures.

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Based on management’s evaluation, there is a balance in the allowance for doubtful accounts of $1,395,688 and $1,227,135 as of March 31, 2024 and December 31, 2023, respectively

Inventory, net

All of our inventory consists of raw materials and are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on an average or specific cost basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. As of March 31, 2024 and December 31, 2023, the Company had $448,360 and $429,050, respectively, reserved for obsolete inventory.

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Financial Accounting Standards Board (“FASB”) fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three broad levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices (unadjusted) in active markets for identical assets or liabilities,
Level 2 –	Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly,
Level 3 –	Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observable inputs may result in a reclassification of assets and liabilities within the three levels of the hierarchy outlined above.

Property and Equipment

Our property and equipment are recorded at cost and depreciated using the straight-line over the estimated useful lives. Ordinary repair and maintenance costs are included in sales, general and administrative (“SG&A”) expenses on our statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Depreciation expense for the three months ended March 31, 2024 and 2023 was $14,317 and $13,756, respectively. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Software and computer equipment	3 to 10 years
Furniture and fixtures	3 to 15 years
Vehicles	5 years
Equipment	5 to 10 years

Capitalized software development costs

We capitalize certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended March 31, 2024 we capitalized $332,252 of costs related to the development of software applications. Amortization of capitalized software costs was $18,463 for the for the three months ended March 31, 2024. The balance of capitalized software was $313,889 net of accumulated amortization of $18,463 at March 31, 2024. The total balance of the capitalized software line item on the balance sheet is $363,889, which includes a prior balance of $50,000.

The total of the

Impairment of Long-lived Assets

Our long-lived assets principally consist of property and equipment and right-of-use assets. We review, on a regular basis, our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. Based on our most recently completed reviews, there were no indications of impairment associated with our long-lived assets.

Leases

Our lease portfolio is substantially comprised of operating leases related to leases for our corporate headquarters and warehouse.

We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset, and we have the right to control the asset for a period of time in exchange for consideration. Lease arrangements can take several forms. Some arrangements are clearly within the scope of lease accounting, such as a real estate contract that provides an explicit contractual right to use a building for a specified period of time in exchange for consideration. However, the right to use an asset can also be conveyed through arrangements that are not leases in form, such as leases embedded within service and supply contracts. We analyze all arrangements with potential embedded leases to determine if an identified asset is present, if substantive substitution rights are present, and if the arrangement provides the customer control of the asset.

Operating lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate, we use our incremental borrowing rate (“IBR”) at the commencement date in determining the present value of lease payments by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the lease.

Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Our leases can include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when such renewal options and/or termination options are reasonably certain of exercise.

A ROU asset is subject to the same impairment guidance as assets categorized as property and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets.

A lease modification is a change to the terms and conditions of a contract that changes the scope or consideration of a lease. For example, a change to the terms and conditions to the contract that adds or terminates the right to use one or more underlying assets, or extends or shortens the contractual lease term, is a modification. Depending on facts and circumstances, a lease modification may be accounted for as either: (1) the original lease plus the lease of a separate asset(s) or (2) a modified lease. A lease will be remeasured if there are changes to the lease contract that do not give rise to a separate lease.

Revenue Recognition

The Company recognizes revenue when the products and services are delivered. The Company’s revenues are accounted for under ASC Topic 606, “Revenue From Contracts With Customers” (“ASC 606”). The fees are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable considerations.

In accordance with ASC 606, the Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue in accordance with that core principle by applying the following:

(i)	Identify the contract(s) with a customer;

(ii)	Identify the performance obligation in the contract;

(iii)	Determine the transaction price;

(iv)	Allocate the transaction price to the performance obligations in the contract; and

(v)	Recognize revenue when (or as) the Company satisfies a performance obligation.

We derive our revenue principally from product sales, rentals and subscription fees paid by the customer. We recognize subscription fees income and costs over the life of the agreement.

Cost of Revenues

Cost of revenue includes direct materials, labor, manufacturing overhead costs and reserves for estimated warranty cost (excluding depreciation). Cost of revenue also includes charges to write down the carrying value of the inventory when it exceeds its estimated net realizable value and to provide for on-hand inventories that are either obsolete or in excess of forecasted demand. As a result of the introduction of the new simulator products in late 2022 and the sunsetting of older hardware models, in 2023, management reviewed the inventory. During the three months ended March 31, 2024 and 2023, the Company recorded $171,502 in inventory write-down and $538,427 reduction to cost of revenue, respectively.

Royalties

We have royalty agreements with certain software suppliers to pay royalties based on the number of units and subscriptions sold. The royalty percentages range between 20% and 30%. Royalty expense for the three months ended March 31, 2024 and 2023 was $329,888 and $215,632, respectively.

Income Taxes

The Company utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with ASC 740. ASC 740 considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that rate. Prior to the Merger, the Company elected to be taxed as an S-Corporation that passes through all income and deductions to its members. The Company did not have any deferred tax benefits or liabilities prior to January 31, 2024.

The Company has no tax positions as of March 31, 2024 and December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ending March 31, 2024 and December 31, 2023, the Company recognized no interest and penalties.

Net Earnings (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The computation of basic and diluted income (loss) per share for the three months ended March 31, 2024 and December 31, 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price during the period.

Potential dilutive shares as of March 31, 2024 were 436,364 warrants to purchase common stock – Series A and 480,000 warrants to purchase common stock – Series B.

Recent Accounting Pronouncements

Management has evaluated all recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and determined that none of the pronouncements will have a material impact on our financial statements. We will continue to monitor the issuance of any new accounting pronouncements and assess their potential impact on the financial statements in future periods.

Concentration of Credit and Supplier Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits and trade accounts receivable. Credit risk can be negatively impacted by adverse changes in the economy or by disruptions in the credit markets.

We maintain our cash deposits with established commercial banks. At times, balances may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant credit risk associated with our cash deposits.

We believe that credit risk with respect to trade accounts receivable is somewhat mitigated by our large number of geographically diverse customers and our credit evaluation procedures. We record trade accounts receivables at sales value and establish specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are determined by a loss rate model based on delinquency. We maintain reserves for potential losses. There were no customers that accounted for more than 10.0% of our revenues for the three months ended March 31, 2024 and 2023.

We purchase a significant amount of parts we consume in manufacturing our simulators from nationally known original equipment manufacturers, many of whom we have had over a 10 to 15 year relationship. While we do not have long-term contracts, we do issue purchase orders based on quoted prices terms. During the three months ended March 31, 2024, we purchased approximately 50.4% of our assembly parts from six manufacturers. We believe that while there are alternative suppliers, for the parts and equipment, we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business.

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the comparable companies publicly traded on recognized stock exchanges. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant.

Note 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable and allowance for doubtful accounts consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Trade accounts receivable	$3,316,779	$3,458,625
Other	9,360	167,382
	3,326,138	3,626,007
Less allowance for doubtful accounts	(1,395,688)	(1,227,135)
Total accounts receivable, net	$1,930,450	$2,398,872

Accounts receivable are primarily made up of trade receivables due from customers in the ordinary course of business. Four customers accounted for more than 50.2% and 51.5% of the balance of accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

Note 5. INVENTORY, NET

The following summarizes inventory as of March 31, 2024 and December 31, 2023:

	2024	2023
Inventory – raw materials	$2,784,013	$2,548,134
Less reserve allowance for obsolescence	(448,360)	(429,050)
Inventory, net	$2,335,653	$2,119,084

Note 6. SHORT-TERM INVESTMENTS

In February 2023, we entered into a brokerage agreement and deposited $2,500,000. In February 2023, we purchased $450,751 in corporate fixed income securities (corporate bonds) and $1,981,061 in government securities (Treasury securities). The Company terminated the brokerage agreement during the three months ended March 31, 2024, liquidated all its investments and has no amount on its balance sheet. As of December 31, 2023, the marketable securities consisted of the following:

Corporate fixed income securities, weighted average yield and maturity of 5.39% and 2.38 years, respectively	459,531
Government securities, weighted average yield and maturity of 4.91% and 3.25 years, respectively	2,051,805
Total short-term investments	$2,511,336

We classify our short-term investments as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value in our balance sheet, with unrealized gains or losses reported as a component of accumulated comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to interest and other expense, net on the statement of operations. As of March 31, 2024, the Company had no short-term investments. In March 2024, we traded out of our short-term investments and paid off the margin line of credit account.

Note 7. OTHER LONG-TERM ASSETS

The following summarizes other long-term assets as of March 31, 2024 and December 31, 2023: (there were long-term assets as of December 31, 2022):

	2024	2023
Security deposit – Ethos Management loan	$1,875,000	$1,875,000

Security deposits – leased facilities	30,983	30,983
Other long-term assets
Total other long-term assets	$1,905,983	$1,905,983

As a condition of funding on the Ethos Management loan, we placed a $1,875,000 security deposit as collateral for the note. The deferred loan fees are being amortized over the term of the Ethos Management loan. Deposits related to the facility leases are generally the last month’s payments.

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos and Ethos must release the deposit collateral, which offsets in part the loan payable of $2,383,059 (Note 10.) and accrued interest of $81,560 as of March 31, 2024.

In February 2024, we entered into an agreement with Franchise Well, LLC, a franchising consultancy firm, to accelerate our global expansion through a regional developer franchise model. This relationship is pivotal for TruGolf as the power of franchising will amplify our global presence and cater to the growing demand for off-course golf experiences

In March 2024, we entered into a definitive agreement with mlSpatial, a leading AI and machine learning engineering company, to license the AI engine they co-developed to increase 9-axis spin accuracy for TruGolf’s acclaimed new APOGEE launch monitor. The agreement gives TruGolf the first right of refusal to purchase 100% of mlSpatial assets.

Note 8. PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment as of March 31, 2024 and December 31, 2023:

	2024	2023
Software and computer equipment	$759,031	$809,031
Furniture and fixtures	230,883	230,883
Vehicles	59,545	59,545
Equipment	15,873	15,873
	1,065,332	1,115,332
Less accumulated depreciation	(898,666)	(881,024)
Property and equipment, net	$166,666	$234,308

Depreciation expense for the three months ended March 31, 2024 and 2023, was $14,317 and $10,340, respectively.

The following summarizes capitalized software development costs as of March 31, 2024:

Capitalized software development costs	$382,342
Less accumulated amortization	(18,463)
Capitalized software development costs, net	$363,879

Note. 9. CUSTOMER DEPOSITS

Customer deposits are advance payments from customers prior to manufacturing and shipping a simulator. The prepayment amounts and timing vary depending on the product to be manufactured and delivery location. Customer deposits are included in current liabilities until the balance is applied to an order at the time of invoicing. As of March 31, 2024 and December 31, 2023, and 2022, customer deposits were $1,794,748 and $1,704,224, respectively.

Note 10. NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Note payable – Ethos Management INC	$2,383,059	$2,499,999
Note payable – Mercedes-Benz	26,854	29,149

	2,409,913	2,529,148
Less deferred loan fees – Ethos Management Inc.	-	(116,940)
Less current portion	(9,568)	(9,425)
Long-term portion	$2,400,345	$2,402,783

Note Payable – Ethos Management INC

In January 2023, we entered into a financing agreement with Ethos Asset Management INC (the “Ethos Asset Management Loan” or “Ethos”) in the principal amount of up to $10 million. Pursuant to the terms of the Ethos Asset Management Loan, we may draw down financing proceeds equal to $833,333 each month beginning in April 2023, up to the $10 million amount. Interest associated with the Ethos Asset Management Loan is fixed at 4% per annum and has a three-year grace period for principal and interest payments. Annual principal and interest payments will commence in 2027 and continue through 2034. As a condition to funding, we provided Ethos Management with a $1,875,000 deposit as collateral for the note. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested.

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos and Ethos must release the deposit collateral, which is offset in part by the security collateral of $1,875,000 (Note 7.).

Note Payable – Mercedes-Benz

In November 2020, we entered into a $59,545, 5.90% annual interest rate note payable with Mercedes-Benz for a delivery van. The note matures on November 20, 2026, and is secured by the van. We make a monthly payment of $908.

Note Payable – JP Morgan Chase

In June 2021, we entered into a $500,000, 3.00% annual interest rate note payable with JPMorgan Chase Bank, N.A. (“JP Morgan”). The note matures on June 8, 2026. We make a monthly principal and interest payment in the amount of $8,994. There is no prepayment penalty if the loan is paid prior to the maturity date.

In December 2023, we entered into a one-year line of credit facility with JP Morgan. See Note 11 – Lines of Credit. The outstanding note payable balance of $257,113 was transferred to the new line of credit.

Notes Payable – assumed in Merger

The Company assumed notes payable from the Merger in the amount of $1,565,000, which is comprised of: (i) an unsecured promissory note in the principal amount of $1,265,000 issued to two affiliates of the Sponsor on October 15, 2022 in connection with the First Extension, from October 29, 2022 to January 29, 2023; and (iii) an unsecured promissory note in the principal amount of $300,000 issued to an affiliate of the Sponsor on February 9, 2023 in connection with the Second Extension, from January 29, 2023 to July 29, 2023, pursuant to which a monthly payment of $50,000 had been deposited into the Trust Account after January 29, 2023 for six months. Pursuant to the fully executed Promissory Notes, each of the Promissory Notes bears no interest and is due and payable upon the earlier of the consummation of DMA’s initial business combination or the date of the liquidation of DMA. As of March 31,2024, the balance of the notes payable assumed in the Merger was $1,565,500.

Note 11. PIPE Loans

On February 2, 2024, the Company executed a securities purchase agreement (the “Purchase Agreement”) with each of the investors that executed the Prior Loan Agreements, which replaced, in their entirety, the Prior Loan Agreements, and with additional investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the Company (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

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

As of March 31, 2024, the Company recorded PIPE Convertible Notes payable of $4,800,000 and an original issue discount of $480,000 resulting in the net balance of $4,320,000. The Company recorded interest expense on the PIPE Convertible Notes of $9,468, and interest expense relating to the OID of $947. As of May 14, 2024, the Company did not timely file the quarterly report on Form 10-Q for the period ended March 31, 2024. The scheduled second tranche of the PIPE Convertible Notes payable has not been received by the Company.

Subject to satisfying the conditions discussed below, the Company has the right under the Purchase Agreement, but not the obligation, to require that PIPE Investors purchase additional Notes at up to two additional closings. Upon notice at any time after the 2nd trading day following the Initial Closing Date, the Company may require that the PIPE Investors purchase an additional aggregate principal amount of $4,650,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $4,185,000, if (i) the Registration Statement (as described below) has been filed; and (ii) certain customary closing conditions are satisfied (the “First Mandatory Additional Closing”). Upon notice at any time after the 2nd trading day following the date that the First Mandatory Additional Closing is consummated, the Company may require that the PIPE Investors purchase an additional aggregate principal amount of $6,200,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $5,580,000, if (i) the shareholder approval is obtained (as described below); (ii) the Registration Statement has been declared effective by the SEC; and (iii) certain customary closing conditions are satisfied (the “Second Mandatory Additional Closing”). As of May 14, 2024, the Company did not timely file the quarterly report on Form 10-Q for the period ended March 31, 2024. The scheduled second tranche of the PIPE Convertible Notes payable has not been received by the Company.

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

Note 12. RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Notes payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	1,050,000	1,300,000
Note payable – Carver	129,500	148,000
	1,829,500	2,098,000
Less current portion	(937,000)	(1,237,000)
Long-term portion	$892,500	$861,000

Future maturities of related party notes payable are as follows as of March 31, 2024:

2024 (nine months)	$968,500
2025	287,000
2026	287,000
2027	287,000
Total	$1,829,500

Note Payable – ARJ Trust

In December 2008, we entered into a $500,000, 8.50% annual interest rate note payable with a trust (“ARJ Trust”) indirectly controlled by the chief executive officer. We make monthly interest-only payments of $3,541. As of March 31, 2024 and December 31, 2023, the principal balance was $500,000.

In June 2010, we entered into a second $150,000, 8.50% annual interest rate note payable with the ARJ Trust. We make monthly interest-only payments of $1,063. As of March 31, 2024 and December 31, 2023, the principal balance outstanding was $150,000.

As of March 31, 2024 and December 31, 2023, the principal balance outstanding was $650,000 and accrued interest was $2,911. The note was to mature on March 31, 2024 and was extended to March 31, 2025.

The trustee of the ARJ Trust is a related party to the Company’s chief executive officer.

Note Payable – McKettrick

In May 2019, we entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. There is a late fee of 5%, if not paid within 10 days of the due date. During the three months ended March 31, 2024, the Company paid the December 2023 installment of $250,000 and $50,000 in negotiated extension fee.

Note Payable – Carver

In January 2021, we entered into a $222,000, zero interest rate note payable with a former shareholder to repurchase all shares in the Company. The note is payable in semi- annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. The Company paid $18,500 on the note on March 31, 2024.

Note 13. LINES OF CREDIT

In December 2023, we entered into a $2,000,000 variable rate line of credit with JP Morgan Chase Bank, N.A. The purpose of the new line of credit was to consolidate the balances outstanding on the note payable and the previous line of credit, which had matured. The line of credit matures on December 31, 2024. The line of credit has an annual interest rate computed at the Adjusted SOFR (Secured Overnight Financing Rate) Rate and at a rate of 3.00% above the SOFR Rate. The Adjusted SOFR rate means the sum of the Applicable margin (3.50% per annum) plus the SOFR rate applicable to the interest period plus the Unsecured to Secured Rate Adjustment.

The line of credit was secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JP Morgan Chase. As of March 31, 2024 and December 31, 2023, the balance outstanding on the line of credit was $802,738.

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which is secured by the marketable securities held in our brokerage account. As of March 31, 2024 and December 31, 2023, the balance outstanding was $0 and $1,980,937, at a rate of 7.21% as the Company paid off the line of credit during the three months ended March 31, 2024.

Note 14. CONVERTIBLE NOTES PAYABLE

In May 2022, we entered into two separate but identical $300,000 (total $600,000), 10.00% annual interest rate convertible notes payable (“Convertible Notes”) with two individual consultants (“Note Holder”) to assist with services including an initial public offering preparation and listing to NASDAQ or other national exchange, assist the Company and its counsel in preparing a code of conduct and employment agreements, franchise development, and valuation increase through growth among other services. The original terms of each note include a 15% original issue discount (“OID”), 292 warrants, no prepayment penalty and a maturity of February 25, 2023.

The warrants are exercisable at $4,800 per share for five years and a cashless option and a mandatory exercise over $9,600 with no prepayment penalty. The warrants are non-exercisable for one year from issuance. The valuation assumptions used in the Black-Sholes model to determine the fair value of each warrant awarded in 2022: expected stock price volatility ranged from 40.06% to 80.17%; expected term in years 5.00 with a discount for the one-year lockout period; and risk-free interest rate 2.95%.

The Note Holder has the right, at any time on or after the issuance date and prior to the maturity date, to convert all or any portion of the then outstanding and unpaid principal plus any accrued interest thereon into shares of the Company’s common stock. The per share conversion price will be convertible into shares of common stock equal to 70% multiplied by the lower of (i) the volume weighted average of the closing sales price of the common stock on the date that the Company’s listing on the NASDAQ Global Market or other national exchange (“Uplisting”) is successfully consummated or (ii) the lowest closing price for the five trading days following the date of Uplisting, not including the Uplisting day.

In the event the Company (i) makes a public announcement that it intends to be acquired by, consolidate or merge with any other corporation or entity (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company; or (ii) any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the common stock, then the conversion price will be equal to the lower of the conversion price and a 25% discount to the announced acquisition provided, that, the conversion will never be less than a price that is the lower of (iii) the closing price (as reflected on Nasdaq.com) immediately preceding the signing of these notes; or (iv) the average closing price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of these notes.

In 2022 and at the time off issuance, the Company elected to follow the relative fair value method to allocate the proceeds to the warrants, OID, and convertible notes (collectively the “Financial Instruments”). Total estimated fair value of the Financial Instruments was $1,387,060. The pro-rata allocation of the $450,000 total proceeds was $282,109 to the warrants, $21,899 to the OID and $145,992 to the convertible notes. The fair value of the warrants exceeded the pro-rata allocation of proceeds to the warrants and the convertible notes by $445,032, which the Company recorded as interest expense at the time of issuance.

Based on an estimated 70% discounted conversion price, the Company recorded $192,857 in interest expense and a corresponding increase in the notes payable. The Company has elected to account for the convertible notes at fair market value. The fair market value will be adjusted at each reporting period. The total outstanding balance for each convertible note as of December 31, 2022, was $225,000 (total $450,000) and accrued interest was $16,480. In March 2023, we extended each note’s maturity to July 31, 2023 and increased each note’s borrowing limit to $375,000.

In July 2023, the Company and Convertible Note Holders entered into Warrant Cancellation Agreements, whereby the warrants will be cancelled when the Merger (business combination) with Deep Medicine Acquisition Corp. is completed. Also in July 2023, the convertible notes were modified whereby the maturity date was extended by up to an additional eight months (February 29, 2024), to be in two extensions of four months each. Five days prior to the extension deadline the Company will issue 9,000 shares (total 18,000 shares if the Company elects the two extensions) of the Company’s stock. The Company did elect the extension. The Company has not issued the shares as of the date of this filing.

During the three months ended March 31, 2024 and 2023, we recorded $0 in gross OID based on the borrowings on the Convertible Notes. During the three months ended March 31, 2024 and 2023, we recorded OID amortization of $0 and $0, respectively, in interest expense. There was zero OID remaining as of March 31, 2024 and December 31, 2023.

Note 15. DIVIDEND NOTES PAYABLE

Prior to the merger, we filed our tax returns as an S Corporation. Historically, all income tax liabilities and benefits of the Company are passed through to the shareholders annually through distributions. No dividends were declared during 2023 or 2022. During 2021, the Board of Directors declared $7,395,694 in dividends to the shareholders, payable in cash as the Company’s liquidity allows. During 2022, the Company paid the shareholders $1,965,706. In November 2022, each shareholder agreed to defer the accrued dividends payable by entering into 6.00% interest rate dividend notes payable. All outstanding and accrued interest is due and payable when the dividend notes payable mature on December 31, 2025. Interest commenced accruing on January 1, 2023.

Dividends declared, distributed, and accrued are as follow as of March 31, 2024 and December 31, 32023:

	2024	2023
Distributions payments for tax liabilities	$-	$-
Accrued interest on dividends payable	274,242	274,242
Dividends payable	$4,023,923	$4,023,923

Note 16. GROSS SALES ROYALTY PAYABLE

In June 2015, we entered into a Royalty Purchase Agreement (the “Agreement”) with a purchaser (“Purchaser”) for a gross sales royalty. The Purchaser agreed to purchase a sales royalty for the sum of $1,000,000 plus applicable taxes. Upon mutual agreement the Purchaser may purchase one or more additional royalties in an aggregate amount of up to $1,000,000. For the period June 2015 through May 2017, the Company paid a monthly payment of $20,833. Effective June 1, 2017 and all subsequent months, the monthly royalty payment has been equal to the greater of $20,833 plus the amount determined in accordance with the following and of June 1, 2017:

i.	If the trailing twelve-month revenue of the Company is equal to or less than $6,110,000, 3.60% of our monthly revenues, in perpetuity (unless terminated in accordance with the Purchase Agreement);
ii.	If trailing twelve-month revenue of the Company is equal to or greater than $17,200,000, 1.30% of our monthly revenues, in perpetuity (unless terminated in accordance with the Purchase Agreement); or
iii.	If trailing twelve-month revenue of the Company is greater than $6,110,000 but less than $17,200,000, such percentage of monthly revenue determined by dividing $220,060 by the amount of trailing twelve-month revenue and multiplying the result by 100, in perpetuity (unless terminated in accordance with the Purchase Agreement).

The royalty percentage was fixed at 3.6% based on the trailing twelve-month revenue at the time of executing the Agreement (June 15, 2015). On June 1, 2017, the royalty percentage was changed to 2.4% based on the trailing 12-month revenues at that time as outlined in the table above.

The Agreement contains an option for a one-time buy down of the royalty rate. At any time following the date on which the Purchaser has received royalty payments that are, in the aggregate, equal to two times the then applicable Aggregate Installment Amount ($1,000,000), we may purchase and extinguish 75% (but no more nor less) of all amounts owing or to become owing to the Purchaser hereunder. In the event we want to exercise the buy down option, we would pay the Purchaser $750,000 (75% of the $1,000,000 outstanding amount). The adjusted royalty rate going forward would then be 0.6% (75% of the 2.4%).

The Agreement also contains an option for a buyout upon the change of control. If pursuant to a proposed change of control the acquirer under such transaction requires, as a condition to the completion of such transaction, that the Company purchase and extinguish all amounts owing or to become owing to the Purchaser hereunder, the Company will pay the greater of:

i.	An amount equal to two times the aggregate installment amount as at the date of the change of control buyout notice; and
ii.	An amount equal to A multiplied by B multiplied by C, where:
	a.	A is equal to the aggregate installment amount as at the date of the change of control divided by $22,500,000;
	b.	B is equal to 0.8; and
	c.	C is equal to the net equity value of the Company; or in the case of a proposed asset sale, the proposed net purchase price of all or substantially all of the Company’s assets.

In the event the Company were required to buyout the Agreement as a condition of closing the proposed DMAC acquisition (which currently is not a condition), the Company would pay Purchaser $2,844,444.

The Agreement has neither a stated maturity nor an interest rate. While the royalty percentage can be reduced via a buydown, as previously explained, the only avenue for terminating the Agreement is a buyout required by an acquirer in a change of control transaction. Absent the change of control, the Agreement will survive in perpetuity at a royalty rate of 2.4% or 0.6% depending on whether or not the royalty rate buydown option has been exercised.

Because the gross sales royalty payable has no stated fixed interest nor maturity, it is considered variable interest perpetual debt. The periodic variable payments to the Purchaser are recorded in interest expense. As of March 31, 2024 and December 31, 2023, the amount outstanding was $1,000,000. During the three months ended March 31, 2024 and 2023, we paid $96,509 and $0, respectively, in interest expense to the Purchaser.

Note 17. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Accrued payroll	$9,124	$326,515
Credit cards	270,805	240,989
Warranty reserve	140,000	140,000
Sales tax payable	34,921	43,891
Other	349,556	374,100
Accrued and other current liabilities	$804,405	$1,125,495

Accrued liabilities and other current liabilities assumed in Merger

Accrued tax payable	$45,008	$-
Other current liabilities assumed in Merger	250,000	-
Accrued liabilities and other current liabilities assumed in Merger	$295,008	$-

Note 18. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized preferred stock of 10,000,000 shares, par value of $0.0001. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

Common Stock – Series A

The Company has authorized common stock – Series A of 90,000,000 shares, par value of $0.0001. As of March 31, 2024, there were 11,538,252 shares of common stock – Series A and 1,716,680 shares of common stock – Series B issued and outstanding. The summary of exchanged and issued shares of common stock – Series A and B resulting from the Merger follows:

Upon closing of the Business Combination, shares of TruGolf Nevada common stock outstanding include the following:

	Accrual Redemptions
	Number of Shares Owned	% Ownership

TruGolf Nevada shareholders – Series A	5,750,274	43.4%
TruGolf Nevada shareholders – Series B	1,716,860	13.0%
Private Placement Investors (2)	571,450	4.3%
DMAQ Public stockholders (3)	1,460,077	11.0%
DMAQ Directors and officers	280,000	2.1%
DMAQ Sponsor (4)	3,162,500	23.9%
I-Bankers (5)	313,951	2.4%

Total	13,255,112	100%

Based on 13,098 TruGolf Nevada ordinary shares outstanding immediately prior to the closing of the Business Combination, the Exchange Ratio determined in accordance with the terms of the Merger Agreement is approximately 570.10. New TruGolf issued 7,467,134 shares of New TruGolf common stock to legacy TruGolf Nevada shareholders in the Business Combination, determined as follows:

TruGolf Nevada shares outstanding as of immediately prior to the Closing
Ordinary shares, par value $0.01 per share	13,098
Exchange Ratio	570.10
Shares of New TruGolf common stock issued to TruGolf Nevada shareholders upon Closing	7,467,134

The shares issued to legacy TruGolf Nevada shareholders consists of 5,750,274 shares of New TruGolf Class A common stock and 1,716,860 shares of New TruGolf Class B common stock.

(2) DMAQ’s Insiders had an aggregate of 406,500 units, which contain 406,500 Private Placement Shares and 406,500 Private Rights. I-Bankers had an aggregate of 113,000 units, which contain 113,000 Private Placement Shares and 113,000 Private Rights. Each holder of a private right received one-tenth (1/10) of one share of DMAQ Class A common stock upon consummation of initial business combination. Private placement shares were the shares of DMAQ Class A common stock. The 519,500 shares of DMAQ Class A common stock and 519,500 Private Right were exchanged for a total of 571,450 shares of New TruGolf common stock upon the closing of the Business Combination.

(3) Prior to and in connection with the approval of the Business Combination, holders of 378,744 DMAQ Class A Shares properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the IPO. In addition, in connection with the January 26, 2024 meeting to amend certain provisions of DMA’s corporate documents allowing DMAQ to extend its existence, an additional 943 shares were redeemed, resulting in actual redemptions of 379,687 shares out of the total 574,764 shares of DMAQ common stock subject to redemption. Upon the closing of the Business Combination, 1,265,000 shares of New TruGolf Class A common stock were issued upon the conversion of 12,650,000 public rights.

(4) In connection with the Business Combination, 3,162,500 shares of DMAQ Class A common stock held by the Sponsor and its affiliates were converted into 3,162,500 shares of New TruGolf Class A common stock.

(5) Reflects the payment of transaction fee pursuant to the BCMA Amendment due at Closing, which was paid to I-Bankers a transaction fee equal to (i) $2,000,000 in cash and (ii) 212,752 New TruGolf Class A Common Shares, and an aggregate of 101,200 Representative Shares issued in connection with the IPO were exchanged to New TruGolf common stock upon the closing of the Business Combination.

In March 2023, the Board of Directors authorized the issuance of 821 shares of common stock to the consultants for the services performed related as outlined in the services agreements. The common shares were issued at fair value and $4,493,333 was expensed to consulting services.

In April 2022, we secured the services of two consultants (also the Note Holders as described in Note 12 – Convertible Notes Payable) to assist with services including assisting the Company’s and its counsel in an initial public offering preparation and listing to NASDAQ or other national exchange, assist the Company and its counsel in preparing a code of conduct and employment agreements, franchise development, and valuation increase through growth among other services.

Once services are performed, the first consultant will be provided a 3% stock grant; while the second consultant will be provided up to 7% of stock based on performance deliverables including: 1.75% on consummation of an initial bridge loan agreement, 1.75% on engaging an investment banker, 1.75% upon filing an S-1 including financial statements and footnotes, and 1.75% upon the closing of an initial public offering. The second consultant will be provided warrants at a 20% discount to the then current price per share, for up to 2% for achieving a $250 million valuation and 3% more for a $500 million valuation, as well as another 2% for opening the first franchise location, and 3% more once 100 franchise locations have been sold. As of the date of this filing, no stock grants or awards have been issued.

Common Stock – Series B

The Company has authorized common stock – Series B of 10,000,000 shares, par value of $0.001. As of March 31, 2024, there were 1,716,680 shares of common stock – Series B issued and outstanding. The common stock – Series B has voting rights of 25 votes per common stock – Series A held. As of March 31, 2024, three TruGolf insiders own 100% of the 1,716,680 common stock – Series B.

Warrants - Common stock – Series A and B

As of March 31, 2024, the Company issued warrants to purchase 436,364 shares of the Company’s common stock – Series A to the PIPE Convertible Notes holders with an exercise price of $13 per share and a term of five years commencing February 1, 2024. The maximum Series A Warrants to be issued for all tranches of the PIPE Convertible Notes is 1,409,091. The pro rata amount of the first tranche of PIPE Convertible Notes payable of $4,800,000 as a percentage of the total Series A Warrants results in the issuance of 436,364 warrants. The value of the Series A Warrants was estimated to be approximately $703,000 (or $1.61 per warrant) using the Black-Scholes option-pricing model as of the grant date (February 24, 2024) based on the following assumptions:

1.	The expected volatility of 227.52%;
2.	The risk-free interest rate of 3.99%;
3.	The expected life of five years.

As of March 31, 2024, the Company issued warrants to purchase 480,000 shares of the Company’s common stock – Series B to the PIPE Convertible Notes holders with an exercise price of $10 per share and a term of thirty months commencing February 1, 2024. The maximum Series B Warrants to be issued for all tranches of the PIPE Convertible Notes is 1,550,000. The pro rata amount of the first tranche of PIPE Convertible Notes payable of $4,800,000 as a percentage of the total Series A Warrants results in the issuance of 480,000 Series B Warrants. The value of the Series B Warrants was estimated to be approximately $662,400 (or $1.38 per warrant) using the Black-Scholes option-pricing model as of the grant date (February 24, 2024) based on the following assumptions:

1.	The expected volatility of 227.52%;
2.	The risk-free interest rate of 3.99%;
3.	The expected life of thirty months.

Note 19. INCOME TAXES

We have adopted the provisions of ASC 740-10-25, which provide recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain as of March 31, 2024.

Prior to the merger, the Company was an S Corporation for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the stockholders. As such, no recognition of federal or state income taxes for the Company has been provided for prior to January 31, 2024, the date of the consummation of the Merger.

The Company incurred a net loss for the three months ended March 31, 2024 of $1,301,864, which is available to reduce future taxable income, for federal and state income taxes, respectively. The NOL can be carried forward indefinitely and can be used to offset 80% of future taxable income. At the current federal tax rate of 21% and including book to tax differences result in the current tax benefit NOL of approximately $267,000 at March 31, 2024. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. During the three months ended March 31, 2024, the Company increased the valuation allowance from $0 to $267,000.

Note 20. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2024, we had two operating leases as follows:

●	In June 2023, we entered into a new five-year lease on the warehouse in North Salt Lake City, Utah. The base monthly lease payment through May 2024 is $10,849, $11,163 through May 2025, $11,486 through May 2026, $11,819 through May 2027, and $12,162 through May 2028. As of March 31, 2024, we had 50 months remaining on the lease.

●	In December 2022, we entered into a new three-year lease on the corporate headquarters in Centerville, Utah. The base monthly lease payment through November 2023 is $20,343, $20,378 through November 2023 and $24,616 through November 2025. As of March 31, 2024, we had 39 months remaining on the lease.

We utilize our incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. For 2023 and 2022, we used an estimated incremental borrowing rate of 10.00% and 5.90% respectively, to determine the present value of the lease liability.

Other information related to our operating leases is as follows:

Right of use asset:

As of December 31, 2023	$972,663
Amortization	82,454
As of March 31, 2024$	890,209

Lease liability:

Lease liability – December 31, 2023	$1,002,483
Payments	(80,311)
As of March 31, 2024	$922,172

The table below reconciles the fixed component of the undiscounted cash flows for each of five years to the lease liabilities recorded on the Balance Sheet as of March 31, 2024:

Year	Minimum Lease Payments
2024 – (Nine Months)	$303,478
2025	406,990
2026	140,163
2027	144,227
2028	60,809
Total	1,055,667
Less interest	(133,495)
Present value of future minimum lease payments	922,172
Less current portion	(347,809)
Long term lease liability	$574,363

Note 21. RELATED PARTY

As described in Note 14 – Dividend Notes Payable, the following were outstanding on the dividend notes payable to our officers and shareholders as of March 31, 2024 and December 31, 2023:

	2024	2023
Chief executive officer, Director and Shareholder	$1,639,240	$1,639,240
Chief hardware officer, Director and Shareholder	786,976	786,976
Executive vice president, Director and Shareholder	817,457	817,457
Interim chief financial officer, Director and Shareholder	198,519	198,519

The Company’s chief executive officer is related to certain lenders of the Company as discussed in Note 12 – Related Party Notes Payable.

22. SUBSEQUENT EVENTS

We evaluate events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through the date the financial statements were issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TRUGOLF

The following discussion and analysis provide information that TruGolf’s management believes is relevant to an assessment and understanding of TruGolf’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements, together with related notes and other information included elsewhere in this Form 10-Q. Additionally, TruGolf’s historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations of TruGolf” to “we”, “us”, “our”, and “the Company” are intended to refer to the business and operations of TruGolf.

This Form 10-Q contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements.

Forward-looking statements include, but are not limited to, statements about:

● the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us;

● the ability to maintain the listing of our securities on Nasdaq, and the potential liquidity and trading of our securities;

● the risk of disruption to our current plans and operations;

● the ability to recognize the anticipated benefits of our business and the Business Combination, which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;

● costs related to our business;

● changes in applicable laws or regulations;

● our ability to meet its future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;

● our ability to execute on our plans to develop and commercialize our current clinical assets, as well as any future clinical assets that we license, and the timing of any such commercialization;

● our ability to maintain existing license agreements;

● our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

● our ability to achieve and maintain profitability in the future;

● our financial performance; and

● other factors disclosed under the section entitled “Risk Factors”.

Company Overview

Since 1983, TruGolf has been passionate about driving the golf industry with innovative, indoor golf solutions. We build products that capture the spirit of golf. Our mission is to help grow the game by making it more available, more approachable and more affordable, through technology – because we believe golf is for everyone.

Our team has built award-winning video games (including Links, a popular sports game for PC), innovative hardware solutions, and an all-new e-sports platform to connect golfers around the world with TruGolf E6 Connect Software, our premier software engine. Since TruGolf’s beginning, we have continued to define and redefine what is possible with golf technology.

In addition to offering a variety of custom, professional, and portable golf simulators, TruGolf’s latest launch monitor, Apogee, was created to improve accuracy and to make using the launch monitor easier. Features of Apogee include: a unique Apogee Voice Assistant, a voice command system that allows users to navigate their TruGolf E6 Connect Software gameplay within rounds and practice sessions; Laser Launchpad, a laser indicator that shows users where to place the ball and when the system is ready to record a swing and Point-of-Impact (POI) slow-motion replay video.

Our suite of hardware offerings in the golf technology space is expansive, offering something for virtually everyone from gamers to beginners to professionals, and all consumers in between. Hardware offerings are sold through a global network of authorized resellers, retail outlets and direct-to-consumer through a dedicated TruGolf sales team. Our suite of hardware offerings ranges from entry level pricing at just under $400, to well over $100,000 for custom projects, creating a wide range of pricing options for nearly all consumers, and providing TruGolf with a competitive advantage in creating a wide consumer base as compared to its competitors (who often only focus in a narrow consumer price range).

TruGolf creates top golf technology software in the marketplace through its TruGolf E6 Connect Software. Importantly, TruGolf E6 Connect Software is designed not only for use with our suite of hardware offerings in the golf technology space, but also integrates with more than twenty-four third party golf technology hardware manufacturers, translating to a market integration coverage equal to roughly 90% of golf technology hardware in the global market space, which allows peer-to-peer play across these golf technology hardware manufacturers, allowing for a unification of the golf technology space. TruGolf E6 Connect Software records, on average, over 725,000 indoor golf shots per day. TruGolf E6 Connect Software is both PC and iOS compatible and can be used both indoors and outdoors.

TruGolf has leveraged its unique position as one of the industry leaders in both hardware and software golf technology solutions to organize and found the Virtual Golf Association (VGA). The VGA is a gamified virtual economy that takes place inside the TruGolf E6 Connect Software. Users have a chance to earn points through play, practice, and more – providing a worldwide leaderboard of connected indoor golfers. Each shot users take rewards them with points. These points can be used to purchase in-game enhancements, or to enter virtual golf tournaments with real world prizes. The VGA is broken into three models:

●	Game Analysis – rewards TruGolf E6 Connect Software users who track and measure their game. Users can set specific goals (e.g., shots hit per month, speed and distance gains, dispersion reduction) and earn points for hitting milestones. At the end of each month, users can see how they compared against all other users utilizing the Game Analysis features.

●	Connected Golf – rewards users for joining with their friends and playing golf online. Earn points for playing a new course or linking up to play nine holes with another player utilizing TruGolf E6 Connect Software.

●	Virtual Golf Association Events – events are worldwide leaderboard format, flighted by handicap, where users play and compete to shoot the lowest score. These contests include stroke play, closest to the pin, match play, stableford, and more. Users earn points based on how they finish in their division.

In totality, TruGolf’s business model is designed to be positioned as the hub of golf technology, with groundbreaking hardware technologies that we believe can become the industry standard and unifying the industry as a whole by serving as the leader of golf technology software solutions through its TruGolf E6 Connect Software.

Recent Developments

Business Combination

On January 31, 2024, the Company consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf Nevada”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf Nevada surviving the Merger as a wholly-owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

Accounting for the Business Combination

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, whereas TruGolf Nevada was treated as the accounting acquirer. In accordance with this method of accounting, the Business Combination was treated as the equivalent of TruGolf Nevada issuing shares for the net assets of DMAQ, accompanied by a recapitalization. The net assets of TruGolf Nevada and DMAQ were stated at historical cost, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination were those of TruGolf Nevada. TruGolf Nevada has been determined to be the accounting acquirer for purposes of the Business Combination based on an evaluation of the following facts and circumstances:

●	Legacy TruGolf Nevada stockholders expecting to have a majority of the voting power of New TruGolf,
●	TruGolf Nevada comprising the ongoing operations of New TruGolf,
●	TruGolf Nevada contributing a majority of the governing body members of New TruGolf, and
●	TruGolf Nevada’s senior management comprising the senior management of New TruGolf.

PIPE Offering

On November 2, 2023 and December 7, 2023, DMAQ executed loan agreements with certain accredited investors (together, the “Prior Loan Agreements”) pursuant to which such investors agreed to loan DMAQ up to an aggregate $11,000,000 in exchange for the issuance of convertible notes and warrants. On February 2, 2024, the Company executed a securities purchase agreement (the “Purchase Agreement”) with each of the investors that executed the Prior Loan Agreements, which replaced, in their entirety, the Prior Loan Agreements, and with additional investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the TruGolf Holdings (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

The Purchase Agreement contemplates funding of the investment (the “Investment”) across multiple tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $4,650,000 of PIPE Convertible Notes will be issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $4,185,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), we also issued the PIPE Investors the Series A Warrants and the Series B Warrants.

Subject to satisfying the conditions discussed below, we have the right under the Purchase Agreement, but not the obligation, to require that the PIPE Investors purchase additional Notes at up to two additional closings. Upon notice at any time after the 2nd trading day following the Initial Closing Date, we may require that the PIPE Investors purchase an additional aggregate principal amount of $4,650,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $4,185,000, if (i) the Registration Statement (as described below) has been filed; and (ii) certain customary closing conditions are satisfied (the “First Mandatory Additional Closing”). Upon notice at any time after the 2nd trading day following the date that the First Mandatory Additional Closing is consummated, we may require that the PIPE Investors purchase an additional aggregate principal amount of $6,200,000 of PIPE Convertible Notes, in exchange for aggregate gross proceeds of $5,580,000, if (i) the shareholder approval is obtained (as described below); (ii) the Registration Statement has been declared effective by the SEC; and (iii) certain customary closing conditions are satisfied (the “Second Mandatory Additional Closing”).

In addition, pursuant to the Purchase Agreement, each PIPE Investor has the right, but not the obligation, to require that, upon notice, we sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”); provided that, the principal amount of the additional PIPE Convertible Notes issued at each Additional Optional Closing must equal at least $250,000. The Purchase Agreement originally provided that if a PIPE Investor has not elected to effect an Additional Optional Closing on or prior to August 2, 2024, such PIPE Investor shall have no further right to effect an Additional Optional Closing under the Purchase Agreement. As described below, such date was extended by the Amendment (as defined below).

On August 13, 2024, the Company entered into a waiver and amendment agreement (the “Amendment”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 14, 2024; (ii) extend the date by which the Additional Optional Closings may occur until 11 months from the effective date of the initial Registration Statement; (iii) permit the Company to raise debt financing from its affiliates through non-convertible, unsecured notes with a maturity date that is later than the maturity date of the PIPE Convertible Notes; (iv) waive certain registration failures until September 3, 2024 and permit the issuance of common stock to satisfy certain registration failures; and (v) allow the Company to satisfy the interest payments due April 1, 2024, July 1, 2024 and October 1, 2024 from the issuance of common stock or by allowing such amounts to be added to the principal amount of the PIPE Convertible Notes, as the option of the PIPE Investors. In addition, certain PIPE Investors agreed to acquire additional PIPE Convertible Notes upon the effective date of the Registration Statement without regard to any volume or price requirements in the instruments.

Capitalized software development cost

We capitalize certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the three months ended March 31, 2024 we capitalized $332,342 of costs related to the development of software applications. Amortization of capitalized software costs was $18,463 for the for the three months ended March 31, 2024. The balance of capitalized software was $363,879 net of accumulated amortization of $18,463 at March 31, 2024.

Ethos Management INC

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos and Ethos must release the deposit collateral.

mLSpatial Definitive Agreement

In March 2024, we entered into a definitive agreement with mlSpatial, a leading AI and machine learning engineering company, to license the AI engine they co-developed to increase 9-axis spin accuracy for TruGolf’s acclaimed new APOGEE launch monitor. The agreement gives TruGolf the first right of refusal to purchase 100% of mlSpatial assets.

Industry Update

We note that the simulator/screen golf market is growing according to the National Golf Foundation (www.ngf.org/simulator-golf-sees-real-surge), “An estimated 6.2 million Americans hit golf balls with a club in a golf simulator within the past year, a total that surged 73% compared to pre-pandemic levels. Golf’s continued evolution includes many new forms of the game and simulated golf is a part of it.” Based on the growing golf simulator industry trend, we continue to believe there is a strong demand for our new hardware and software products. Based on the growing industry golf simulator trend noted above, we continue to believe there is a strong demand for our new hardware and software products.

According to recently released data from The National Golf Foundation, 45 million Americans aged 6 and above played golf in 2023. This record-setting total includes 32.9 million people who played off-course golf, with 18.4 million of them who participated exclusively in off-course golf activities at places such as driving ranges, indoor golf simulators, or golf entertainment venues. Only 12.1 million played exclusively on-course, furthering the trend.

Principal External Factors Affecting Our Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors”.

●	Market acceptance. The growth of our business depends on our ability to gain broader acceptance of our current products by continuing to make users aware of the significant benefits of our products to generate increased demand and frequency of use, and thus increase our sales. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target markets, including international markets. Although we have increased the number of users of TruGolf hardware and software product offerings and continue to grow our channels globally through established relationships and focused sales efforts, we cannot provide assurance that our efforts will continue to increase the use of our products.

●	Sales force size and effectiveness. The rate at which we grow our sales force and expansion channels and the speed at which newly hired salespeople and sales channels become effective can impact our revenue growth and our costs incurred in anticipation of such growth. We intend to continue to make significant investments in our sales and marketing organization and channels by increasing the number of sales representatives and expanding our international programs to help facilitate further adoption of our products as well as broaden awareness of our products to new customers. We are slowly expanding into EMEA through a quickly growing network of distributors that will each slowly develop their respective territories, sales from EMEA are still below 5% of total sales. We have also signed a Joint Venture agreement with a partner in China to manage all distribution needs across Asia. We are not required to invest in any of these markets, and as such take a lower margin on products sold there, therefore we expect slowly growing impacts on top line revenue from these globalization efforts.

●	Product and geographic mix; timing. Our financial results, including our gross margins, may fluctuate from period to period based on the timing of orders, fluctuations in foreign currency exchange rates and the number of available selling days in a particular period, which can be impacted by a number of factors, such as holidays or days of severe inclement weather in a particular geography, the mix of products sold and the geographic mix of where products are sold.

Principal Components of Revenues, Costs and Expenses

Revenues

Our revenues come from the sale of TruGolf software and hardware, which products are sold through a global network of authorized resellers, retail outlets and direct-to-consumer through a dedicated TruGolf sales team.

Cost of Revenues

Cost of revenues consists primarily of costs that are directly related to the delivery of our TruGolf hardware and software products, excluding depreciation but including direct material, labor, manufacturing overhead, reserves for estimated warranty costs and charges to write-down the inventory carrying value when it exceeds the estimated net realizable value.

Operating Expenses

Royalties

We have agreements with certain software golf hardware vendors who bundle our tracking and golf course software with their hardware. We pay them a royalty based on the number of units or subscriptions they sell. The royalty percentages typically range between 20% to 30%. The royalty agreements are for one year, with automatic renewal unless each party gives a thirty-day written notice of the intent to cancel the contract prior to the renewal date.

Salaries, Wages and Benefits

Salaries, wages and benefits are expenses earned by our employees in the executive, information technology, finance and accounting, human resources, administrative functions and outside contractors. Also included in salaries, wages and benefits are employer payroll taxes, health, dental and life insurance expenses.

Selling, General and Administrative

Sales and marketing expenses consist primarily of advertising, training events, brand building, product marketing activities and installation and shipping costs. We expect sales and marketing costs will continue to increase as we expand our international selling and marketing activities, hire additional personnel, and build brand awareness through advertising and training.

General and administrative expenses consist primarily of professional fees paid for legal, accounting, auditing, and consulting services, bad debt, licenses and association dues, facilities (including rent and utilities) bank and credit card processing fees and other expenses related to general and administrative activities.

We anticipate that our general and administrative expenses will continue to increase as we continue hiring to support our growth. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and investor and public relations expenses associated with operating as a public registrant.

Other Expense

Interest Expense

Interest expense consists of interest expenses associated with issuing notes and balances outstanding under our debt obligations and the gross sales royalty payable, the amortization of debt issuance costs and original issue discounts associated with such borrowings.

Principal Cash Flows

We generate cash primarily from our operating activities and, historically, we have used cash flows from operating activities and available borrowings under certain notes payable as the primary sources of funds to purchase inventory and to fund working capital and capital expenditures, growth and expansion opportunities (see also “Liquidity and Capital Resources” below). The management of our working capital is closely tied to operating cash flows, as working capital can be impacted by, among other things, our accounts receivable activities, the level of inventories, which may increase or decrease in response to current and expected demand, and the size and timing of our trade accounts payable payment cycles.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The application of many accounting principles requires us to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We believe the following critical accounting estimates could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See also Note 2 for a summary of our significant accounting policies.

Accounts Receivable, net

We manage credit risk associated with our accounts receivables at the customer level.

We believe the concentration of credit risk, with respect to our receivables, is limited because our customer base is comprised of a number of geographically diverse customers. We manage credit risk through credit approvals and other monitoring procedures.

Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

Inventory, net

All of our inventory consists of raw materials and are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on an average or specific cost basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts.

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the comparable companies publicly traded on recognized stock exchanges. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant.

Results of Operations

Comparisons of the Three Months ended March 31, 2024 and 2023

The following table sets forth certain condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period may not be indicative of future performance.

	Three Months Ended March 31		Variation
	2024	2023	$	%
Revenues, net	$5,012,022	$5,083,199	$(71,177)	1.40%
Cost of revenues	1,959,023	1,141,768	817,254	71.58%
Gross profit	3,052,999	3,941,431	(888,432)	(3.41)%
Operating expenses	3,996,684	8,845,951	(4,849,267)	54.82%
(Loss) income from operations	(943,685)	(4,904,520)	3,960,835	(80.76)%
Net loss	(1,301,864)	(5,351,177)	4,049,313	(75.67)%
Net loss income per common share	$(0.22)	$(446.15)	$445.94	99.95%

Revenues

Our revenues were $5,012,022 for the three months ended March 31, 2024, compared to $5,083,199 for the three months ended March 31, 2023, a decrease of $71,177 or 1.40%. The decrease in revenues was due primarily to a decrease in software subscription and other sales.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2024, increased $817,254 or 71.58% to $1,959,023 from $1,141,768 for the three months ended March 31, 2023. The increase was due primarily to an increase in the inventory adjustment of $709,929 from ($538,427) to $171,502 during the three months ended March 31, 2024 and 2023, respectively. Materials and components to manufacture our simulators primarily include fabricated steel, cut cloth, turf, computers, cameras and other high-end electronics which are subject to inflationary pricing pressures. The cost of shipping our finished simulators increased $207,562 due to price increases from our national shipping companies UPS, FedEx and Seko. These increased costs were offset by an approximate $100,237 decrease in material costs and other non-inventory items. During the three months ended March 31, 2024, the Company allocated $410,317 to cost of revenues from salaries and wages, which are classified as Selling, general and administrative expense. We are continuously working with our suppliers for volume pricing discounts and extended contract terms.

Operating Expenses

Our operating expenses were $3,996,684 for the three months ended March 31, 2024, compared to $8,845,951 for the three months ended March 31, 2023, a decrease of $4,849,267 or (54.82%). The decrease for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to:

i.	An increase of $114,256 in royalty expenses was due to the addition of new distributors and increases in the royalty percentages for certain resellers.

ii.	A $389,840 decrease in salaries, wages and benefits expenses. The three-month period year over year decrease is a result of:

1.	The Company reclassed approximately $410,000 of salaries, wages and benefits expense to cost of revenues during the three months ended March 31, 2024.

2.	Salaries, wages and benefits expense for in house employees for the three months ended March 31, 2024 and 2023 was $2,224,631 and $2,231,434, respectively, a decrease of $6,803 before the reclass of $410,000 to cost of revenues.

iii.	A $4,573,683 decrease in selling, general and administrative expenses. The three months over the prior year’s three months decrease is a result of:

1.	In March 2023, the Board of Directors granting and authorizing the issuance 821 shares of common stock two consultants (and holders of the convertible notes described in Note 12 – Convertible Noted Payable in our annual audited financial statements included elsewhere in this Form 8K) in March 2023 for consulting service performed. The Company recorded consulting fee expense (noncash) of $4,493,333 (estimated fair value of the stock) at the time of grant and issuance.

2.	All other selling, general and administrative expenses (such as facilities professional fees, warehouse, travel, office supplies etc.) decreased $80,350 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of expense management efforts by the Company.

Interest Income

Our interest income was $30,587 and $21,497 for the three months ended March 31, 2024 and 2023, respectively.

Interest Expense

Our interest expense was $384,854 and $468,154 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $83,300 or (17.79%) primarily due to the margin line of credit loan was paid off during 2024.

Liquidity and Capital Resources

Business Combination

The Company consummated the business combination described in Note 1 and Note 2 on January 31, 2024. The Company received proceeds of approximately $2,237,213, net of closing costs, expenses and commissions. The Company recorded a PIPE Convertible Note, the source of the proceeds from the business combination, of $4,800,000 with an original issue discount of $480,000 (or 10%).

We have primarily obtained cash to fund our operations through the reinvestment of free cash flows generated from our business operations, issuance of common stock to private friend and family investors, issuance of term loans, issuance of notes payable and convertible debt instruments, and royalty structures.

As of March 31, 2024 and December 31, 2023, we had $7,825,967 and 5,397,564 in cash, cash equivalents and restricted cash and current working capital of $2,459,279 and $1,988,267, respectively.

In December 2023, we entered into a $2,000,000 variable rate line of credit with JP Morgan Chase Bank, N.A. The purpose of the new line of credit was to consolidate the balances outstanding on the note payable and the previous line of credit, which had matured. The line of credit matures on December 31, 2024. The line of credit has an annual interest rate computed at the Adjusted SOFR (Secured Overnight Financing Rate) Rate and at a rate of 3.00% above the SOFR Rate. The Adjusted SOFR rate means the sum of the Applicable margin (3.50% per annum) plus the SOFR rate applicable to the interest period plus the Unsecured to Secured Rate Adjustment. The variable rate line of credit was paid in full during the three months ended March 31, 2024.

Cash Flow from Operating Activities

For the three months ended March 31, 2024 the net cash provided by our operating activities was $2,668,617 primarily due to the liquidation of the marketable securities account of $2,478,953 and an increase in accounts payable of $1,146,347. The change in the remaining operating assets and liabilities was $224,013, depreciation and amortization of $36,105, the amortization of the ROU asset of $82,454, the amortization of original issue discount of $947 and the partial offset by the net loss of $1,301,864.

For the three months ended March 31, 2023 the net cash used in our operating activities was $3,071,956. The change in operating assets and liabilities was a decrease of $2,763,540. Other assets increased due to the $1,875,000 deposit paid for the Ethos Management Inc loan and $116,040 in net Ethos Management Inc deferred loan fees. The net loss of $5,351,177 was partially offset by increases to cash from depreciation and amortization of 13,756, amortization of convertible notes original issue discount of $257,233, amortization of ROU asset of $72,520, bad debt expense of $205,920 and stock-based compensation expense of $4,493,333.

Cash Flows from Investing Activities

For the three months ended March 31, 2024 and 2023, the cash used by our investing activities was $332,342 and $2,467,710. For the three months ended March 31, 2024 the Company capitalized software development costs of $332,342. For the three months ended March 31, 2023 the Company purchased fixed assets of $46,650 and purchased short-term investments of $2,421,060.

Cash Flows from Financing Activities

The Company consummated the business combination described in Note 1 and Note 2 on January 31, 2024, the Company received proceeds of approximately $2,237,213, net of closing costs, expenses and commissions. The Company recorded a PIPE Convertible Note, the source of the proceeds from the business combination, of $4,800,000 less an original issue discount of 480,000 (or 10%).

For the three months ended March 31, 2024 the cash provided by our financing activities was $92.128. The Company received net proceeds from the Merger of $2,237,213, paid off the variable rate line of credit of $1,980,937 and made debt payments of $270,795.

For the three months ended March 31, 2023 we borrowed $1,875,000 on our Morgan Stanely margin line of credit account and made debt payments of $33,616. One shareholder returned $42,963 in overpaid past dividends. The loan proceeds were used for ongoing operations.

The Company has incurred net losses and negative operating cash flows for the three months ended March 31, 2024 and 2023. As the Company continues to incur losses, successful transition to profitability is dependent on achieving a level of revenues adequate to support the Company’s cost structure. Unless and until this occurs, the Company may need to raise capital or issue debt to support ongoing operations.

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. Continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations.

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), the Company is required to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that these financial statements are issued or available to be issued. This evaluation takes into account a Company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control.

The Company believes the recent merger, as described in Note 1 and Note 2, may enable us to raise additional capital through equity offerings and not incur more debt or loans payable.

Our significant projected cash requirements related primarily to operating expenses for the next 12 months include $7,000,000 to $8,000,000 for employees’ salaries, wages and benefits, $950,000 to $1,200,000 for installation and customers service, and $1,000,000 to $1,200,000 for development of software and hardware. No assurances can be given that the results anticipated by our projections will occur. With respect to long-term liquidity requirements, approximately $12,400,000 of our debt contractually matures in years 2025 to 2033.

In the event the projected results do not occur, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product offerings and other strategic initiatives. Additionally, we would reduce the number of new hires planned during the remaining months of 2024, and implement cost reduction measures such as a reduction in headcount, reducing the planned sales and marketing expense among other cost reduction measures. We may also issue common stock to potential investors to increase our liquidity.

Management believes the plan outlined above provides an opportunity for the Company to continue as a going concern.

Material Cash Requirements for Known Contractual and Other Obligations

We have entered into operating leases for our corporate headquarters and a warehouse in Centerville, Utah. The leases have varying terms expiring between 2023 and 2025. In June 2023, we entered into a sixty-month, triple net lease for additional warehouse space in North Salt Lake, Utah. The lease payments range between $10,457 and $11,770.

We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Recent Accounting Pronouncements

Management has evaluated all recent accounting pronouncements issued by the Financial Accounting Standards Board and determined that none of the pronouncements will have a material impact on our financial statements. We will continue to monitor the issuance of any new accounting pronouncements and assess their potential impact on the financial statements in future periods.

Emerging Growth Company

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $7,825,967 as of March 31, 2024. Cash equivalents were invested primarily in low interest checking or savings accounts. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we will only invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We may utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents and restricted cash, net loss or cash flows.

We do not have significant exposure to interest rate risk as only our lines of credit are variable rate. As of March 31, 2024, the variable rate lines of credit had a balance outstanding of $802,738 compared to the total fixed rate debt outstanding of $15,149,283. Thus, management believes a hypothetical 10% change in interest rates would not have a material impact on annualized interest expenses.

We maintain our cash in bank deposit accounts which, at times, may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2024, the amount in excess of federally insured limits was $6,742,396.

Cybersecurity Risk

We have completed an assessment of our suite of controls including technology hardware and software solutions, regular testing of the resiliency of our systems including penetration and disaster recovery testing as well as regular training sessions on cybersecurity risks and mitigation strategies and have engaged a third party to bring us up to industry best practices. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur and have had no such breaches of security.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses discussed below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in our quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

In connection with the preparation of our financial statements as of and for the three months ended March 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (issued in 2013).

We are focused on designing and implementing effective internal control measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediating the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

●	The hiring and planned continued hiring of additional accounting staff with public company experience;

●	Implementation of new enterprise resource planning system to replace the prior enterprise resource planning system;

●	Implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts, and

●	The planned hiring of a national accounting firm to assist in the design and implementation of controls and remediation of control gaps.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth below and discussed in the section entitled “Risk Factors” in the Form S-1 (file number 333-277068), filed with the SEC on February 14, 2024, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for shareholders to sell their shares.

Our common stock is listed on The Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from The Nasdaq Capital Market.

On July 15, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that since we had failed to file our Form 10-Q for the period ended March 31, 2024 we no longer complied with Nasdaq Listing Rule 5250(c)(1). We believe the filing of this report will resolve this deficiency, but there is no assurance that we will not incur similar deficiencies in the future.

Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered equity securities during the period have been disclosed on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 2, 2024, the Company executed a securities purchase agreement (the “Purchase Agreement”) with each of the investors that executed the Prior Loan Agreements, which replaced, in their entirety, the Prior Loan Agreements, and with additional investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the TruGolf Holdings (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”). For a description of the terms of the PIPE Financing, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – PIPE Offering”.

On August 13, 2024, the Company entered into a waiver and amendment agreement (the “Amendment”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 14, 2024; (ii) extend the date by which the Additional Optional Closings may occur until 11 months from the effective date of the initial Registration Statement; (iii) permit the Company to raise debt financing from its affiliates through non-convertible, unsecured notes with a maturity date that is later than the maturity date of the PIPE Convertible Notes; (iv) waive certain registration failures until September 3, 2024 and permit the issuance of common stock to satisfy certain registration failures; and (v) allow the Company to satisfy the interest payments due April 1, 2024, July 1, 2024 and October 1, 2024 from the issuance of common stock or by allowing such amounts to be added to the principal amount of the PIPE Convertible Notes, as the option of the PIPE Investors. In addition, certain PIPE Investors agreed to acquire additional PIPE Convertible Notes upon the effective date of the Registration Statement without regard to any volume or price requirements in the instruments.

The Company’s Chief Financial Officer, Lindsay Jones, resigned on May 1, 2024 and the Company’s Board of Directors appointed Christopher Jones to serve as interim Chief Financial Officer. The Company has also hired an outside to firm to assist in the performance of the financial reporting matters. There was no severance paid out to Mr. Jones. The former Chief Financial Officer has cooperated with the Company during the interim transition.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report of Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of New TruGolf incorporated by reference to Annex C to the proxy statement/prospectus filed on December 29, 2023.
3.2	Bylaws of New TruGolf (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 6, 2024).
4.1	Form of Series A Warrants (incorporated by reference to exhibit 4.2 of the Form 8-K filed on February 7, 2024)
4.2	Form of Series B Warrants (incorporated by reference to exhibit 4.2 of the Form 8-K filed on February 7, 2024)
4.3	Form of Notes (incorporated by reference to exhibit 4.1 of the Form 8-K filed on February 7, 2024)
10.1	Securities Purchase Agreement, dated February 2, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed on February 7, 2024).
10.2	Registration Rights Agreement, dated February 2, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed on February 7, 2024).
10.3	Indemnity Agreement, incorporate by reference to Exhibit 10.5 of the Form 8K filed on February 6, 2024
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TruGolf Holdings, Inc.

By:	/s/ Christopher (Chris) Jones
Christopher (Chris) Jones
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2024

