Form 10-Q
period 2024-06-30
TruGolf Holdings, Inc.
filed 2024-08-21
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date, 13,326,944 shares of common stock issued and outstanding as of August 19, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TruGolf Holdings, Inc.

June 30, 2024

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,651,272	$3,297,564
Restricted cash	-	2,100,000
Marketable investment securities	-	2,478,953
Accounts receivable, net	2,630,257	2,398,872
Inventory, net	2,335,786	2,119,084
Prepaid expenses	118,662	262,133

Total current assets	11,735,977	12,656,606

Property and equipment, net	149,024	234,308
Capitalized software development costs, net	1,345,522	-
Right-of-use assets	806,352	972,663
Other long-term assets	31,057	1,905,983

Total assets	$14,067,932	$15,769,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,209,680	$2,059,771
Customer deposits	2,479,124	1,704,224
Deferred revenue	500,000	-
Notes payable, current portion	9,709	9,425
Notes payable to related parties, current portion	937,000	1,237,000
Line of credit, bank	802,738	802,738
Margin line of credit account	-	1,980,937
Convertible notes payable	954,622	954,622
Accrued interest	1,226,633	459,872
Accrued and other current liabilities	1,026,330	1,125,495
Accrued and other current liabilities - assumed in Merger	295,008	-
Lease liability, current portion	361,606	334,255
Total current liabilities	11,802,450	10,668,339

Non-current liabilities:
Notes payable, net of current portion	14,808	2,402,783
Note payables to related parties, net of current portion	892,500	861,000
Notes payable assumed in the Merger	1,565,000	-
PIPE loan payable, net	4,209,197	-
Dividend notes payable	4,023,923	4,023,923
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	478,539	668,228
Other liabilities	589,619	63,015
Total liabilities	24,576,036	19,687,288

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10 million share authorized; zero shares issued and outstanding, respectively	-	-
Common stock - Series A, $0.0001 par value, 90 million shares authorized; 11,538,252 and 13,098 shares issued and outstanding, respectively.	1,154	120
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 1,716,860 and 0 shares issued and outstanding, respectively.	172	-
Treasury stock at cost, 4,692 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	6,758,839	10,479,738
Accumulated other comprehensive loss	-	(1,662)
Accumulated deficit / losses	(15,231,269)	(12,358,924)
Total stockholders’ deficit	(10,508,104)	(3,917,728)

Total liabilities and stockholders’ deficit	$14,067,932	$15,769,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30,

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues, net	$3,873,163	$5,273,766	$8,885,185	$10,356,965
Cost of revenues	1,300,212	1,855,970	3,259,234	2,997,738
Gross profit	2,572,951	3,417,796	5,625,951	7,359,227

Operating expenses:
Royalties	223,150	101,124	553,038	316,756
Salaries, wages and benefits	1,117,287	1,687,596	2,958,881	3,919,030
Selling, general and administrative	2,017,556	1,218,500	3,842,758	7,617,386
Total operating expenses	3,357,993	3,007,220	7,354,677	11,853,172
(Loss) income from operations	(785,042)	410,576	(1,728,726)	(4,493,945)
Other (expenses) income:
Interest income	36,621	28,848	67,208	50,345
Interest expense	(820,908)	(439,267)	(1,205,762)	(907,421)
Loss on investment	-	-	(3,912)	-
Total other expense	(784,287)	(410,419)	(1,142,466)	(857,076)
Loss from operations before income taxes	(1,569,329)	157	(2,871,192)	(5,351,021)
Provision for income taxes	-	-	-	-
Net loss	$(1,569,329)	$157	$(2,871,192)	$(5,351,021)
Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$0.01	$(0.31)	$(441.18)

Basic and diluted weighted average common shares	13,280,591	12,129	9,276,943	12,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

FOR THE THREE and SIX MONTHS ENDED JUNE 30,

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(1,569,329)	$157	(2,871,192)	$(5,351,021)
Other comprehensive income:
Unrealized gain in fair value of short-term investments	-	45,173	1,662	(33,259)
Comprehensive loss	$(1,569,329)	$45,330	(2,869,530)	$(5,384,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock- Series A		Common Stock- Series B		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Losses	Deficit

Balance, December 31, 2023	-	$-	13,098	$120	-	$-	(4,692)	$(2,037,000)	$10,479,738	$(1,662)	$(12,358,924)	$(3,917,728)
Realized gain in fair value of short term investments	-	-					-	-		1,662	-	1,662
Common stock exchanged in Merger			(13,098)	(120)					(3,854,573)			(3,854,693)
Common stock Series A exchanged and issued in Merger			11,538,252	1,154					(1,154)			-
Common stock Series B issued in Merger	-	-	-	-	1,716,860	172	-	-	(172)	-	-	-
Net loss	-	-	-	-				-	-	-	(1,301,864)	(1,301,864)
Balance, March 31, 2024	-	$-	11,538,252	$1,154	1,716,860	$172	(4,692)	$(2,037,000)	$6,623,839	$(0)	$(13,660,788)	$(9,072,623)

Revaluation of costs of Merger									135,000		(1,152)	133,848

Net loss	-	-	-	-				-	-	-	(1,569,329)	(1,569,329)
Balance, June 30, 2024	-	$-	11,538,252	$1,154	1,716,860	$172	(4,692)	$(2,037,000)	$6,758,839	$(0)	$(15,231,269)	$(10,508,104)

Balance, December 31, 2022	-	$-	11,308	$100	-	$-	(4,692)	$(2,037,000)	$681,956	$-	$(2,075,815)	$(3,430,759)
Issuance of common stock for services			821	9					4,493,324			4,493,333
Unrealized gain in fair value of short term investments										11,914		11,914
Net loss											(5,351,178)	(5,351,178)
Balance, March 31, 2023	-	-	12,129	$109	-	$-	(4,692)	(2,037,000)	5,175,280	11,914	(7,426,993)	(4,276,690)

Unrealized gain in fair value of short term investments										(45,173)		(45,173)
Net income											157	157
Balance, June 30, 2023	-	-	12,129	$109	-	$-	(4,692)	$(2,037,000)	$5,175,280	$(33,259)	$(7,426,836)	$(4,321,706)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(2,871,192)	$(5,351,021)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	173,200	28,091
Amortization of PIPE convertible notes original issue discount	24,197	139,848
Amortization of right-of-use asset	166,311	137,257
Bad debt expense	-	205,920
Change in OCI	1,662	-
Stock issued for services	-	4,493,333
Changes in operating assets and liabilities:
Accounts receivable, net	(231,385)	(1,165,029)
Inventory, net	(216,701)	(1,196,342)
Prepaid expenses	143,471	53,306
Other current assets	2,478,953	17,840
Other assets	-	(1,987,574)
Accounts payable	1,149,909	391,753
Customer deposits	774,900	(494,670)
Deferred revenue	500,000	-
Accrued interest	785,306	260,185
Accrued and other current liabilities	(99,165)	(402,424)
Other liabilities	(1,153)	13,699
Lease liability	(162,338)	(123,355)
Net cash provided by (used in) operating activities	2,615,975	(4,979,183)

Cash flows from investing activities:
Purchase of property and equipment	-	(65,381)
Capitalized software development costs	(1,433,438)	-
Reduction in long term assets	(75)	(2,415,853)
Net cash used in investing activities	(1,433,513)	(2,481,234)

Cash flows from financing activities:
Proceeds from line of credit	-	1,911,110
Proceeds from notes payable	-	1,666,666
Repayments of notes payable	(4,632)	(62,341)
Repayments of notes payable - related party	(268,500)	(18,500)
Payments on assumed liabilities in Merger	(15,716)	-
Proceeds from convertible notes	-	121,750
PIPE loan, net of OID discount	4,185,000	-
Cash acquired in Merger	103,818	-
Costs of Merger paid from PIPE loan	(1,947,787)	-
Repayment of line of credit	(1,980,937)	-
Dividends paid	-	(35,037)
Net cash provided by (used in) financing activities	71,246	3,583,648

Net change in cash, cash equivalents, and restricted cash	1,253,708	(3,876,769)

Cash, cash equivalents, and restricted cash, beginning of period	5,397,564	9,656,266

Cash, cash equivalents and restricted cash, end of period	$6,651,272	$5,779,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income tax	$-	$-
Cash paid for interest	$679,887	$647,242
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING and FINANCING ACTIVITIES:
Notes payable assumed in Merger	$1,565,000	$-
Accrued liabilities assumed in Merger	$310,724	$-
Remeasurement of common stock exchanged/issued in Merger	$(1,875,724)	$-
Right of Use Asset in exchange for lease liability	$-	$537,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TruGolf Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024

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

On May 10, 2024 the Company formed a wholly owned subsidiary in the state of Delaware. TruGolf Links Franchising, LLC (“Links”) has a sole member, TruGolf Holdings, Inc. Links was formed to establish and sell franchises that would use the Company’s Simulators and other equipment. A region consists of approximately 1,000,000 people in population, and the franchisee may sell up to ten (10) franchises within the region. The purchase price per region is $75,000 to $100,000 paid up front.

Note 2. BUSINESS COMBINATION AND PURCHASE PRICE ALLOCATION

On January 31, 2024 the Company consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf surviving the Merger as a wholly-owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. (“DMAQ”) to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

Accounting for the Business Combination

The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, whereas TruGolf Nevada was treated as the accounting acquirer. In accordance with this method of accounting, the Business Combination has been treated as the equivalent of TruGolf Nevada issuing shares for the net assets of DMAQ, accompanied by a recapitalization. The net assets of DMAQ and TruGolf Nevada were stated at historical cost, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination were those of TruGolf Nevada. TruGolf Nevada has been determined to be the accounting acquirer for purposes of the Business Combination based on an evaluation of the following facts and circumstances:

●	Legacy TruGolf Nevada stockholders have a majority of the voting power of New TruGolf,
●	TruGolf Nevada comprising the ongoing operations of New TruGolf,
●	TruGolf Nevada contributing a majority of the governing body members of New TruGolf, and
●	TruGolf Nevada’s senior management comprising the senior management of New TruGolf.

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

The purchase price for the Merger was allocated to the net assets acquired on the basis of historical costs with no goodwill or other intangible assets recorded. The following summarizes the allocation of the purchase price to net assets acquired in the Merger:

Cash and cash equivalents	$103,818
Net proceeds from investment fund (PIPE)	2,237,213
Accounts payable and accrued expenses	(310,724)
Loans payable	(1,565,000)

Net assets	$465,307

PIPE Convertible Notes payable assumed in Merger	$4,650,000
Less: Original Issue Discount of 10%	(465,000)
PIPE Convertible Notes payable, net	4,185,000
Payment of closing costs and other expenses	(1,947,787)
Net proceeds from PIPE Convertible Notes payable assume in Merger	$2,237,213

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

The Purchase Agreement contemplated the funding of the investment (the “Investment”) across multiple tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $4,650,000 of PIPE Convertible Notes were issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $4,185,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), TruGolf Holdings also issued the PIPE Investors the Series A Warrants and the Series B Warrants.

As of June 30, 2024, the Company recorded PIPE Convertible Notes payable of $4,650,000 and an original issue discount of $465,000 resulting in the net balance of $4,185,000. For the six months ended June 30, 2024 the Company recorded interest expense on the PIPE Convertible Notes of $152,645, and interest expense relating to the amortization of the OID of $2,401. The Company did not timely file the quarterly report on Form 10-Q for the period ended March 31, 2024. The scheduled second tranche of the PIPE Convertible Notes payable has not been received by the Company.

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

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 and its amendments as filed with the SEC on February 14, 2024, in Form 8-K/A as filed with the SEC on April 17, 2024 and in Form 10-Q March 31, 2024 as filed with the SEC on August 14, 2024.

Basis of Presentation – Accounting for the Business Combination

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, whereas TruGolf Nevada was treated as the accounting acquirer. In accordance with this method of accounting, the Business Combination was treated as the equivalent of TruGolf Nevada issuing shares for the net assets of DMAQ, accompanied by a recapitalization. The net assets of DMAQ and TruGolf Nevada were stated at historical cost, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination were those of TruGolf Nevada. TruGolf Nevada has been determined to be the accounting acquirer for purposes of the Business Combination based on an evaluation of the following facts and circumstances:

●	Legacy TruGolf Nevada stockholders have a majority of the voting power of New TruGolf,
●	TruGolf Nevada comprising the ongoing operations of New TruGolf,
●	TruGolf Nevada contributing a majority of the governing body members of New TruGolf, and
●	TruGolf Nevada’s senior management comprising the senior management of New TruGolf.

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

As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents consisted of $6,651,272 and $5,397,564, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2024 and December 31, 2023 the uninsured balances amounted to $5,238,762 and $4,251,124 respectively.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in corporate fixed income securities and U.S. Treasury securities. The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the statements of operations and comprehensive loss. The Company sold and liquidated most of its marketable securities during the six months ended June 30, 2024 resulting in a balance of $10,114 as of that date and is included with cash and cash equivalents.

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

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Based on management’s evaluation, there is a balance in the allowance for doubtful accounts of $1,227,136 as of June 30, 2024 and December 31, 2023.

Inventory, net

All of our inventory consists of raw materials and are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on an average or specific cost basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. As of June 30, 2024 and December 31, 2023, the Company had $448,360 and $429,050, respectively, reserved for obsolete inventory.

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

Capitalized software development costs

We capitalize certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the six months ended June 30, 2024 we capitalized $1,433,438 of costs related to the development of software applications. Amortization of capitalized software costs was $137,916 for the for the six months ended June 30, 2024.

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

Cost of Revenues

Cost of revenue includes direct materials, labor, manufacturing overhead costs and reserves for estimated warranty cost (excluding depreciation). Cost of revenues also includes charges to write down the carrying value of the inventory when it exceeds its estimated net realizable value and to provide for on-hand inventories that are either obsolete or in excess of forecasted demand. As a result of the introduction of the new simulator products in late 2022 and the sunsetting of older hardware models, management consistently reviews the inventory. During the six months ended June 30, 2024 and 2023, the Company recorded $239,583 in inventory write-down and $232,119 reduction to cost of revenue, respectively.

Royalties

We have royalty agreements with certain software suppliers to pay royalties based on the number of units and subscriptions sold. The royalty percentages range between 20% and 30%. Royalty expense for the six months ended June 30, 2024 and 2023 was $553,038 and $316,756, respectively.

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

The Company has no tax positions as of June 30, 2024 and December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the six months ending June 30, 2024 and the year ending December 31, 2023, the Company recognized no interest and penalties.

Net Earnings (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The computation of basic and diluted income (loss) per share for the six months ended June 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price during the period.

Total potential dilutive shares as of June 30, 2024 consisted of the following:

PIPE Convertible Notes (assumes full funding of $15,500,000)	6,700,000
Common stock – Series A warrants (assumes full funding of $15,500,000)	1,409,091
Common stock – Series B warrants (assumes full funding of $15,500,000)	1,550,000
Earnout shares – Earned in three Tranches over three years (assumes achievement of revenue and VWAP targets)	4,500,000
Underwriter warrants to I-Bankers convertible at $12.00/common share	632,500
Total dilutive	14,791,591

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

We believe that credit risk with respect to trade accounts receivable is somewhat mitigated by our large number of geographically diverse customers and our credit evaluation procedures. We record trade accounts receivables at sales value and establish specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are determined by a loss rate model based on delinquency. We maintain reserves for potential losses. There were no customers that accounted for more than 10.0% of our revenues for the six months ended June 30, 2024 and 2023.

We purchase a significant amount of parts we consume in manufacturing our simulators from nationally known original equipment manufacturers, many of whom we have had over a 10 to 15 year relationship. While we do not have long-term contracts, we do issue purchase orders based on quoted prices terms. We purchase in the normal course of business approximately 50% of our assembly parts from six to eight manufacturers. We believe that while there are alternative suppliers, for the parts and equipment, we purchase in each of the principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business.

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

Note 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable and allowance for doubtful accounts consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Trade accounts receivable	$3,757,393	$3,458,625
Other	100,000	167,383
	3,857,393	3,626,008
Less allowance for doubtful accounts	(1,227,136)	(1,227,136)
Total accounts receivable, net	$2,630,257	$2,398,872

Accounts receivable are primarily made up of trade receivables due from customers in the ordinary course of business. In our normal course of business we have four customers that accounted for approximately 50% of our balance of accounts receivable as of June 30, 2024 and December 31, 2023, respectively.

Note 5. INVENTORY, NET

The following summarizes inventory as of June 30, 2024 and December 31, 2023:

	2024	2023
Inventory – raw materials	$2,784,146	$2,548,134
Less reserve allowance for obsolescence	(448,360)	(429,050)
Inventory, net	$2,335,786	$2,119,084

Note 6. SHORT-TERM INVESTMENTS

In February 2023, we entered into a brokerage agreement and deposited $2,500,000. In February 2023, we purchased $450,751 in corporate fixed income securities (corporate bonds) and $1,981,061 in government securities (Treasury securities). The Company terminated the brokerage agreement during the six months ended June 30, 2024, liquidated the vast majority of its investments and has $10,114 on its balance sheet as of June 30, 2024. As of December 31, 2023, the marketable securities consisted of the following:

Corporate fixed income securities, weighted average yield and maturity of 5.39% and 2.38 years, respectively	459,531
Government securities, weighted average yield and maturity of 4.91% and 3.25 years, respectively	2,051,805
Total short-term investments	$2,511,336

We classify our short-term investments as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value in our balance sheet, with unrealized gains or losses reported as a component of accumulated comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to interest and other expense, net on the statement of operations. As of June 30, 2024, the Company had $10,114 of short-term investments in cash and cash equivalents remaining.

Note 7. OTHER LONG-TERM ASSETS

The following summarizes other long-term assets as of June 30, 2024 and December 31, 2023:

	2024	2023
Security deposit – Ethos Management loan	$-	$1,875,000

Security deposits – leased facilities	30,983	30,983
Other long-term assets	74
Total other long-term assets	$31,057	$1,905,983

As a condition of funding on the Ethos Management loan, we placed a $1,875,000 security deposit as collateral for the note. The deferred loan fees are being amortized over the term of the Ethos Management loan. Deposits related to the facility leases are generally the last month’s payments.

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos and Ethos must release the deposit collateral, which offsets in part the loan payable of $2,383,059 (Note 10.) and accrued interest of $81,560 as of June 30, 2024.

Note 8. PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment as of June 30, 2024 and December 31, 2023:

	2024	2023
Software and computer equipment	$759,031	$809,031
Furniture and fixtures	230,883	230,883
Vehicles	59,545	59,545
Equipment	15,873	15,873
	1,065,332	1,115,332
Less accumulated depreciation	(916,308)	(881,024)
Property and equipment, net	$149,024	$234,308

Depreciation expense for the six months ended June 30, 2024 and 2023, was $35,284 and $28,088, respectively.

The following summarizes capitalized software development costs as of June 30, 2024:

Capitalized software development costs	$1,483,438
Less accumulated amortization	(137,916)
Capitalized software development costs, net	$1,345,522

Note. 9. CUSTOMER DEPOSITS

Customer deposits are advance payments from customers prior to manufacturing and shipping a simulator. The prepayment amounts and timing vary depending on the product to be manufactured and delivery location. Customer deposits are included in current liabilities until the balance is applied to an order at the time of invoicing. As of June 30, 2024 and December 31, 2023, and 2022, customer deposits were $2,479,124 and $1,704,224, respectively.

Note 10. NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Note payable – Ethos Management INC	$-	$2,499,999
Note payable – Mercedes-Benz	24,517	29,149
	24,517	2,529,148
Less deferred loan fees – Ethos Management Inc.	-	(116,940)
Less current portion	(9,709)	(9,425)
Long-term portion	$14,808	$2,402,783

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

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos and Ethos must release the deposit collateral, which is offset in part by the security collateral of $1,875,000 (Note 7.). The balance of the Ethos liability after offsetting the collateral deposit and accrued interest payable is $589,619, which amount is included in ‘Accrued and other current liabilities’ on the balance sheet as of June 30, 2024.

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

Notes Payable – assumed in Merger

The Company assumed notes payable from the Merger in the amount of $1,565,000, which is comprised of: (i) an unsecured promissory note in the principal amount of $1,265,000 issued to two affiliates of the Sponsor on October 15, 2022 in connection with the First Extension, from October 29, 2022 to January 29, 2023; and (iii) an unsecured promissory note in the principal amount of $300,000 issued to an affiliate of the Sponsor on February 9, 2023 in connection with the Second Extension, from January 29, 2023 to July 29, 2023, pursuant to which a monthly payment of $50,000 had been deposited into the Trust Account after January 29, 2023 for six months. Pursuant to the fully executed Promissory Notes, each of the Promissory Notes bears no interest and is due and payable upon the earlier of the consummation of DMA’s initial business combination or the date of the liquidation of DMA. As of June 30,2024, the balance of the notes payable assumed in the Merger was $1,565,000.

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

As of June 30, 2024, the Company recorded PIPE Convertible Notes payable of $4,650,000 and an original issue discount of $465,000 resulting in the net balance of $4,185,000. As of June 30, 2024, the Company recorded interest expense on the PIPE Convertible Notes of 459,329, and interest expense relating to the amortization of the OID of $24,197. The Company did not timely file the quarterly report on Form 10-Q for the period ended March 31, 2024. The scheduled second tranche of the PIPE Convertible Notes payable has not been received by the Company.

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

Note 12. RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Notes payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	1,050,000	1,300,000
Note payable – Carver	129,500	148,000
	1,829,500	2,098,000
Less current portion	(937,000)	(1,237,000)
Long-term portion	$892,500	$861,000

Future maturities of related party notes payable are as follows as of June 30, 2024:

2024 (six months)	$968,500
2025	287,000
2026	287,000
2027	287,000
Total	$1,829,500

Note Payable – ARJ Trust

In December 2008, we entered into a $500,000, 8.50% annual interest rate note payable with a trust (“ARJ Trust”) indirectly controlled by the chief executive officer. We make monthly interest-only payments of $3,541. As of June 30, 2024 and December 31, 2023, the principal balance was $500,000.

In June 2010, we entered into a second $150,000, 8.50% annual interest rate note payable with the ARJ Trust. We make monthly interest-only payments of $1,063. As of June 30, 2024 and December 31, 2023, the principal balance outstanding was $150,000.

As of June 30, 2024 and December 31, 2023, the principal balance outstanding was $650,000 and accrued interest was $2,911. The note was to mature on March 31, 2024 and was extended to March 31, 2025.

The trustee of the ARJ Trust is a related party to the Company’s chief executive officer.

Note Payable – McKettrick

In May 2019, we entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. There is a late fee of 5%, if not paid within 10 days of the due date. During the six months ended June 30, 2024, the Company paid the December 2023 installment of $250,000 and $50,000 in negotiated extension fee.

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

The line of credit was secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JP Morgan Chase. As of June 30, 2024 and December 31, 2023, the balance outstanding on the line of credit was $802,738.

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which is secured by the marketable securities held in our brokerage account. As of June 30, 2024 and December 31, 2023, the balance outstanding was $10,114 and $1,980,937, at a rate of 7.21%, respectively, as the Company paid off the majority of the line of credit during the three months ended March 31, 2024.

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

In July 2023, the Company and Convertible Note Holders entered into Warrant Cancellation Agreements, whereby the warrants were cancelled when the Merger (business combination) with Deep Medicine Acquisition Corp. was completed. Also in July 2023, the convertible notes were modified whereby the maturity date was extended by up to an additional eight months (February 29, 2024), to be in two extensions of four months each. Five days prior to the extension deadline the Company was to issue 9,000 shares (total 18,000 shares if the Company elects the two extensions) of the Company’s stock. The Company did elect the extension. The Company has not issued the shares as of the date of this filing.

There was zero OID remaining as of June 30, 2024 and December 31, 2023, and there was no OID interest expense or amortization recorded during the six months ended June 30, 2024 and 2023.

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

Dividends declared, distributed, and accrued are as follow as of June 30, 2024 and December 31, 32023:

	2024	2023

Accrued interest on dividends payable	$394,959	$274,242
Dividends payable	$4,023,923	$4,023,923

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

Because the gross sales royalty payable has no stated fixed interest nor maturity, it is considered variable interest perpetual debt. The periodic variable payments to the Purchaser are recorded in interest expense. As of June 30, 2024 and December 31, 2023, the amount outstanding was $1,000,000. During the six months ended June 30, 2024 and 2023, we paid $177,281 and $0, respectively, in interest expense to the Purchaser.

Note 17. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Accrued payroll	$9,124	$326,515
Credit cards	307,252	240,989
Warranty reserve	140,000	140,000
Sales tax payable	(3,492)	43,891
Royalty payable	222,500	-
Other	350,946	374,100
Accrued and other current liabilities	$1,026,330	$1,125,495

Accrued liabilities and other current liabilities assumed in Merger

Accrued tax payable	$45,008	$-
Other current liabilities assumed in Merger	250,000	-
Accrued liabilities and other current liabilities assumed in Merger	$295,008	$-

Note 18. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized preferred stock of 10,000,000 shares, par value of $0.0001. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

Common Stock – Series A

The Company has authorized common stock – Series A of 90,000,000 shares, par value of $0.0001. As of June 30, 2024, there were 11,538,252 shares of common stock – Series A and 1,716,860 shares of common stock – Series B issued and outstanding. The summary of exchanged and issued shares of common stock – Series A and B resulting from the Merger follows:

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

Common Stock – Series B

The Company has authorized common stock – Series B of 10,000,000 shares, par value of $0.0001. As of June 30, 2024, there were 1,716,860 shares of common stock – Series B issued and outstanding. The common stock – Series B has voting rights of 25 votes per common stock – Series A held. As of June 30, 2024, three TruGolf insiders own 100% of the 1,716,680 common stock – Series B.

Warrants - Common stock – Series A and B

As of June 30, 2024, the Company issued warrants to purchase 422,777 shares of the Company’s common stock – Series A to the PIPE Convertible Notes holders with an exercise price of $13 per share and a term of five years commencing February 1, 2024. The maximum Series A Warrants to be issued for all tranches of the PIPE Convertible Notes is 1,409,091. The pro rata amount of the first tranche of PIPE Convertible Notes payable of $4,650,000 as a percentage of the total Series A Warrants results in the issuance of 422,777 warrants. The value of the Series A Warrants was estimated to be approximately $703,000 (or $1.61 per warrant) using the Black-Scholes option-pricing model as of the grant date (February 24, 2024) based on the following assumptions:

1.	The expected volatility of 227.52%;
2.	The risk-free interest rate of 3.99%;
3.	The expected life of five years.

As of June 30, 2024, the Company issued warrants to purchase 465,000 shares of the Company’s common stock – Series B to the PIPE Convertible Notes holders with an exercise price of $10 per share and a term of thirty months commencing February 1, 2024. The maximum Series B Warrants to be issued for all tranches of the PIPE Convertible Notes is 1,550,000. The pro rata amount of the first tranche of PIPE Convertible Notes payable of $4,650,000 as a percentage of the total Series A Warrants results in the issuance of 465,000 Series B Warrants. The value of the Series B Warrants was estimated to be approximately $662,400 (or $1.38 per warrant) using the Black-Scholes option-pricing model as of the grant date (February 24, 2024) based on the following assumptions:

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

Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain as of June 30, 2024.

Prior to the merger, the Company was an S Corporation for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the stockholders. As such, no recognition of federal or state income taxes for the Company has been provided for prior to January 31, 2024, the date of the consummation of the Merger.

The Company incurred a net loss for the six months ended June 30, 2024 of $2,871,192, which is available to reduce future taxable income for federal and state income taxes, respectively. The NOL can be carried forward indefinitely and can be used to offset 80% of future taxable income. At the current federal tax rate of 21% and including book to tax differences result in the current tax benefit NOL of approximately $498,000 at June 30, 2024. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. During the six months ended June 30, 2024, the Company increased the valuation allowance from $0 to $500,600.

Note 20. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2024, we had two operating leases as follows:

●	In June 2023, we entered into a five-year lease on the warehouse in North Salt Lake City, Utah. The base monthly lease payment through May 2024 is $10,849, $11,163 through May 2025, $11,486 through May 2026, $11,819 through May 2027, and $12,162 through May 2028. As of June 30, 2024, we had 47 months remaining on the lease.

●	In December 2022, we entered into a three-year lease on the corporate headquarters in Centerville, Utah. The base monthly lease payment through November 2023 is $20,343, $20,378 through November 2023 and $24,616 through November 2025. As of June 30, 2024, we had 36 months remaining on the lease.

We utilize our incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. For 2023 and 2022, we used an estimated incremental borrowing rate of 10.00% and 5.90% respectively, to determine the present value of the lease liability.

Other information related to our operating leases is as follows:

Right of use asset:

As of December 31, 2023	$972,663
Amortization	82,454
As of March 31, 2024	$890,209
Amortization	83,857
As of June 30, 2024	$806,352

Lease liability:

Lease liability – December 31, 2023	$1,002,483
Payments	(80,311)
As of March 31, 2024	$922,172
Payments	(82,027)
As of June 30, 2024	$840,145

The table below reconciles the fixed component of the undiscounted cash flows for each of five years to the lease liabilities recorded on the Balance Sheet as of June 30, 2024:

Year	Minimum Lease Payments
2024 – (Six Months)	$203,483
2025	406,990
2026	140,163
2027	144,227
2028	60,809
Total	955,672
Less interest	(115,527)
Present value of future minimum lease payments	840,145
Less current portion	(361,606)
Long term lease liability	$478,539

Note 21. RELATED PARTY

As described in Note 14 – Dividend Notes Payable, the following were outstanding on the dividend notes payable to our officers and shareholders as of June 30, 2024 and December 31, 2023:

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

The Company’s chief executive officer purchased five (5) regions from Links during the three months ended June 30, 2024.

Note 22. TruGolf Links Franchising, LLC

TruGolf Links Franchising, LLC (“Links”) sold five (5) regions during the three months ended June 30, 2024 and received proceeds of $500,000, which was recorded as deferred revenue on the Company’s balance sheet. The CEO of the Company individually purchased the regions from Links. Links has a commitment from a buyer to purchase four (4) regions in the subsequent quarter of 2024.

Note 23. SUBSEQUENT EVENTS

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

Recent Developments

Business Combination

On January 31, 2024, the Company consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf Nevada”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf Nevada surviving the Merger as a wholly-owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. (“DMAQ”) to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

Accounting for the Business Combination

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, whereas TruGolf Nevada was treated as the accounting acquirer. In accordance with this method of accounting, the Business Combination was treated as the equivalent of TruGolf Nevada issuing shares for the net assets of DMAQ, accompanied by a recapitalization. The net assets of DMAQ and TruGolf Nevada were stated at historical cost, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination were those of TruGolf Nevada. TruGolf Nevada has been determined to be the accounting acquirer for purposes of the Business Combination based on an evaluation of the following facts and circumstances:

●	Legacy TruGolf Nevada stockholders have a majority of the voting power of New TruGolf,
●	TruGolf Nevada comprising the ongoing operations of New TruGolf,
●	TruGolf Nevada contributing a majority of the governing body members of New TruGolf, and
●	TruGolf Nevada’s senior management comprising the senior management of New TruGolf.

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

TruGolf Links Franchising, LLC

On May 10, 2024 the Company formed a wholly owned subsidiary in the state of Delaware. TruGolf Links Franchising, LLC (“Links”) has a sole member, TruGolf Holdings, Inc. Links was formed to establish and sell franchises that would use the Company’s Simulators and other equipment. A region consists of approximately 1,000,000 people in population, and the franchisee may sell up to ten (10) franchises within the region. The purchase price per region is $75,000 to $100,000 paid up front.

Capitalized software development cost

We capitalize certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management has authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the six months ended June 30, 2024 we capitalized $1,433,438 of costs related to the development of software applications. Amortization of capitalized software costs was $137,916 for the for the six months ended June 30, 2024. The balance of capitalized software was $1,345,522 net of accumulated amortization of $137,916 at June 30, 2024.

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

Results of Operations

Comparisons of the Three Months ended June 30, 2024 and 2023

The following table sets forth certain condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period may not be indicative of future performance.

	Three Months Ended June 30,		Variation
	2024	2023	$	%
Revenues, net	$3,873,163	$5,273,766	$(1,400,603)	(26.56)%
Cost of revenues	1,300,212	1,855,970	(555,758)	(29.94)%
Gross profit	2,572,951	3,417,796	(844,845)	(24.72)%
Operating expenses	3,357,993	3,007,220	350,773	11.66%
(Loss) income from operations	(785,042)	410,576	(1,195,618)	(291.21)%
Net (loss) income	(1,569,329)	157	(1,569,486)	(999,418.09)%
Net loss income per common share	$(0.12)	$0.01	$(0.13)	(1,012.66)%

Revenues

Our revenues were $3,873,163 for the three months ended June 30, 2024, compared to $5,273,766 for the three months ended June 30, 2023, a decrease of $1,400,603 or 26.56%. The decrease in revenues was due primarily to a decrease in software subscription and other sales.

Cost of Revenues

The cost of revenues for the three months ended June 30, 2024, decreased $555,758 or 29.94% to $1,300,212 from $1,855,970 for the three months ended June 30, 2023. The decrease was due primarily to the decrease in revenues as noted above. The Company charged cost of revenues $68,081 for an inventory adjustment during the three months ended June 30, 2024. The Company reduced cost of revenues by $306,308 for an inventory adjustment during the three months ended June 30, 2023. Materials and components to manufacture our simulators primarily include fabricated steel, cut cloth, turf, computers, cameras and other high-end electronics which are subject to inflationary pricing pressures. The cost of shipping our finished simulators increased $60,203 due to price increases from our national shipping companies UPS, FedEx and Seko. These increased costs were offset by an approximate $322,138 decrease in material costs and other non-inventory items. We are continuously working with our suppliers for volume pricing discounts and extended contract terms.

Operating Expenses

Our operating expenses were $3,357,993 for the three months ended June 30, 2024, compared to $3,007,221 for the three months ended June 30, 2023, an increase of $350,773 or 11.66%. The increase for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to:

i.	An increase of $122,026 in royalty expenses was due to the addition of new distributors and increases in the royalty percentages for certain resellers.

ii.	A $570,309 decrease in salaries, wages and benefits expenses. The three-month period year over year decrease is a result of the Company’s human resource management efforts to reduce payroll expenses.
iii.

A $799,055 increase in selling, general and administrative expenses. The three months over the prior year’s three months increase is a result of sales and marketing expenses decreased by $68,566 and office and administrative costs decreased by $232,235. During the same periods, rent and facility costs increased by $48,034, insurance expenses increased by $196,076 (principally for liability insurance), professional fees increased by $494,278 (of which $158,101 was incurred by Links) and repairs and supplies increased by $76,208.

Interest Income

Our interest income was $36,621 and $28,848 for the three months ended June 30, 2024 and 2023, respectively.

Interest Expense

Our interest expense was $820,908 and $439,267 for the three months ended June 30, 2024 and 2023, respectively, an increase of $381,641 or (86.88%) primarily due to the interest incurred on the PIPE convertible notes.

Results of Operations

Comparisons of the Six Months ended June 30, 2024 and 2023

The following table sets forth certain condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period may not be indicative of future performance.

	Six Months Ended June 30,		Variation
	2024	2023	$	%
Revenues, net	$8,885,185	$10,356,965	$(1,471,780)	(14,21)%
Cost of revenues	3,259,234	2,997,738	261,496	8.72%
Gross profit	5,625,951	7,359,227	(1,733,276)	(23.55)%
Operating expenses	7,354,677	11,853,172	(4,498,495)	(37.95)%
(Loss) income from operations	(1,728,726)	(4,493,945)	2,765,219	61.53%
Net loss	(2,871,192)	(5,351,021)	2,479,829	46.34%
Net loss income per common share	$(0.31)	$(441.19)	$440.88	99.93%

Revenues

Our revenues were $8,885,185 for the six months ended June 30, 2024, compared to $10,356,965 for the six months ended June 30, 2023, a decrease of $1,471,780 or (14.21%). The decrease in revenues was due primarily to a decrease in software subscription and other sales.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2024, increased $261,496 or 8.72% to $3,259,234 from $2,997,738 for the six months ended June 30, 2023. The increase was due primarily to an increase in the inventory adjustment of $471,702 from ($232,119) to $239,583 during the six months ended June 30, 2024 and 2023, respectively. Materials and components to manufacture our simulators primarily include fabricated steel, cut cloth, turf, computers, cameras and other high-end electronics which are subject to inflationary pricing pressures. The cost of shipping our finished simulators increased $267,765 due to price increases from our national shipping companies UPS, FedEx and Seko. These increased costs were offset by an approximate $391,718 decrease in material costs and other non-inventory items. We are continuously working with our suppliers for volume pricing discounts and extended contract terms.

Operating Expenses

Our operating expenses were $7,354,677 for the six months ended June 30, 2024, compared to $11,853,172 for the six months ended June 30, 2023, a decrease of $4,498,495 or (37.95%). The decrease for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to:

i.	An increase of $236,282 in royalty expenses was due to the addition of new distributors and increases in the royalty percentages for certain resellers.

ii.	A $960,149 decrease in salaries, wages and benefits expenses due primarily to management’s efforts of reducing payroll expenses.

iii.	A $3,774,627 decrease in selling, general and administrative expenses. The six months over the prior year’s six months decrease is a result of:

	1.	In March 2023, the Board of Directors granting and authorizing the issuance 821 shares of common stock two consultants (and holders of the convertible notes described in Note 12 – Convertible Noted Payable in our annual audited financial statements included elsewhere in this Form 8K) in March 2023 for consulting service performed. The Company recorded consulting fee expense (noncash) of $4,493,333 (estimated fair value of the stock) at the time of grant and issuance.

	2.	All other selling, general and administrative expenses (such as facilities professional fees, warehouse, travel, office supplies etc.) increased $435,8770 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of amortization of capitalized software costs of $137,917, an increase in professional fees of $734,079 (of which $158,101 was incurred by Links) and an increase in insurance expense of $259,500, offset in part by a decrease in sales and marketing of $205,106, a decrease of $435,855 in general and administrative expenses.

Interest Income

Our interest income was $67,208 and $50,345 for the six months ended June 30, 2024 and 2023, respectively.

Interest Expense

Our interest expense was $1,205,762 and $907,421 for the six months ended June 30, 2024 and 2023, respectively, an increase of $298,341 or (32.88%) primarily due to the interest on the PIPE convertible notes.

Liquidity and Capital Resources

Business Combination

The Company consummated the business combination described in Note 1 and Note 2 on January 31, 2024. The Company received proceeds of approximately $2,237,213, net of closing costs, expenses and commissions. The Company recorded a PIPE Convertible Note, the source of the proceeds from the business combination, of $4,650,000 with an original issue discount of $465,000 (or 10%).

The Company received proceeds of $500,000 from the sale of franchise regions sold by its wholly owned subsidiary, TruGolf Links Franchising, LLC, which was recorded as deferred revenue. The Company expects to grow this revenue stream in subsequent quarters of 2024.

We have primarily obtained cash to fund our operations through the reinvestment of free cash flows generated from our business operations, issuance of common stock to private friend and family investors, issuance of term loans, issuance of notes payable and convertible debt instruments, and royalty structures.

As of June 30, 2024 and December 31, 2023, we had $6,651,272 and 5,397,564 in cash, cash equivalents and restricted cash and current working capital deficit of $66,473 and working capital of $1,988,267, respectively.

In December 2023, we entered into a $2,000,000 variable rate line of credit with JP Morgan Chase Bank, N.A. The purpose of the new line of credit was to consolidate the balances outstanding on the note payable and the previous line of credit, which had matured. The line of credit matures on December 31, 2024. The line of credit has an annual interest rate computed at the Adjusted SOFR (Secured Overnight Financing Rate) Rate and at a rate of 3.00% above the SOFR Rate. The Adjusted SOFR rate means the sum of the Applicable margin (3.50% per annum) plus the SOFR rate applicable to the interest period plus the Unsecured to Secured Rate Adjustment. The majority of the variable rate line of credit was paid during the three months ended June 30, 2024. As of June 30, 2024, the remaining balance was $10,114 and was included in the cash balance.

Cash Flow from Operating Activities

For the six months ended June 30, 2024 the net cash provided by our operating activities was $2,615,975 including the liquidation of the marketable securities account of $2,478,953. The change in the remaining operating assets and liabilities was $2,642,844, depreciation and amortization of $173,200, the amortization of the ROU asset of $166,311 and the amortization of original issue discount of $24,197.

For the six months ended June 30, 2023 the net cash used in our operating activities was $4,969,183. The change in operating assets and liabilities was a decrease of $4,632,611. Other assets increased due to the $1,875,000 deposit paid for the Ethos Management Inc loan and $116,040 in net Ethos Management Inc deferred loan fees. The net loss of $5,351,021 was partially offset by increases to cash from depreciation and amortization of $28,091, amortization of convertible notes original issue discount of $139,848, amortization of ROU asset of $137,257, bad debt expense of $215,920 and stock-based compensation expense of $4,493,333.

Cash Flows from Investing Activities

For the six months ended June 30, 2024 and 2023, the cash used by our investing activities was $1,433,513 and $2,481,234, respectively. For the six months ended June 30, 2024 the Company capitalized software development costs of $1,433,438. For the six months ended June 30, 2023 the Company purchased fixed assets of $65,381 and purchased short-term investments of $2,415,853.

Cash Flows from Financing Activities

The Company consummated the business combination described in Note 1 and Note 2 on January 31, 2024. The Company received proceeds of approximately $2,325,315, net of closing costs, expenses and commissions. The Company recorded a PIPE Convertible Note, the source of the proceeds from the business combination, of $4,650,000 less an original issue discount of 465,000 (or 10%).

For the six months ended June 30, 2024 the cash provided by our financing activities was $71,246. The Company received net proceeds from the Merger of $2,325,315, made debt payments of $273,132, paid $15,716 of assumed liabilities and paid off the line of credit of $1,980,937.

For the six months ended June 30, 2023 we borrowed $1,911,110 on our Morgan Stanely margin line of credit account, received proceeds of $1,666,666 from loans, received $121,750 from convertible note holders and made debt payments of $80,841. One shareholder returned $35,037 in overpaid past dividends. The loan proceeds were used for ongoing operations.

The Company has incurred net losses and negative operating cash flows for the six months ended June 30, 2024 and 2023. As the Company continues to incur losses, successful transition to profitability is dependent on achieving a level of revenues adequate to support the Company’s cost structure. Unless and until this occurs, the Company may need to raise capital or issue debt to support ongoing operations.

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. Continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Under the rules of ASC Subtopic 205-40 “Presentation of Financial Statements-Going Concern” (“ASC 205-40”), the Company is required to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that these financial statements are issued or available to be issued. This evaluation considers a Company’s current available cash and projected cash needs over the one-year evaluation period but may not consider things beyond its control.

The Company believes the recent merger, as described in Note 1 and Note 2, may enable us to raise additional capital through equity offerings and not incur more debt or loans payable.

Our significant projected cash requirements related primarily to operating expenses for the next 12 months include $7,000,000 to $8,000,000 for employees’ salaries, wages and benefits, $950,000 to $1,200,000 for installation and customers service, and $1,000,000 to $1,200,000 for development of software and hardware. No assurances can be given that the results anticipated by our projections will occur. With respect to long-term liquidity requirements, approximately $12,400,000 of our debt contractually matures in the years 2025 to 2033.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $6,651,272 as of June 30, 2024. Cash equivalents were invested primarily in low interest checking or savings accounts. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we will only invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We may utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents and restricted cash, net loss or cash flows.

We do not have significant exposure to interest rate risk as only our lines of credit are variable rate. As of June 30, 2024, the variable rate lines of credit had a balance outstanding of $802,738 compared to the total fixed rate debt outstanding of $14,387,701. Thus, management believes a hypothetical 10% change in interest rates would not have a material impact on annualized interest expenses.

We maintain our cash in bank deposit accounts which, at times, may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2024, the amount in excess of federally insured limits was $5,238,762.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses discussed below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in our quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

In connection with the preparation of our financial statements as of and for the three months ended June 30, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that since we had failed to file our Form 10-Q for the period ended March 31, 2024 we no longer complied with Nasdaq Listing Rule 5250(c)(1). We have filed the Form 10-Q, but there is no assurance that we will not incur similar deficiencies in the future.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report of Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of New TruGolf incorporated by reference to Annex C to the proxy statement/prospectus filed on December 29, 2023.
3.2	Bylaws of New TruGolf (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 6, 2024).
4.1	Form of Series A Warrants (incorporated by reference to exhibit 4.2 of the Form 8-K filed on February 7, 2024)
4.2	Form of Series B Warrants (incorporated by reference to exhibit 4.2 of the Form 8-K filed on February 7, 2024)
4.3	Form of Notes (incorporated by reference to exhibit 4.1 of the Form 8-K filed on February 7, 2024)
10.1	Securities Purchase Agreement, dated February 2, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed on February 7, 2024).
10.2	Registration Rights Agreement, dated February 2, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed on February 7, 2024).
10.3	Indemnity Agreement, incorporate by reference to Exhibit 10.5 of the Form 8K filed on February 6, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 20, 2024

