Form 10-Q
period 2024-09-30
TruGolf Holdings, Inc.
filed 2024-11-14
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date, 11,887,985 shares of common stock issued and outstanding as of November 7, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TruGolf Holdings, Inc.

September 30, 2024

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,452,185	$3,297,564
Restricted cash	-	2,100,000
Marketable investment securities	-	2,478,953
Accounts receivable, net	4,542,097	2,398,872
Inventory, net	2,324,230	2,119,084
Prepaid expenses	99,032	262,133

Total current assets	14,417,544	12,656,606

Property and equipment, net	131,581	234,308
Capitalized software development costs, net	1,738,417	-
Right-of-use assets	721,051	972,663
Other long-term assets	31,097	1,905,983

Total assets	$17,039,690	$15,769,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,288,208	$2,059,771
Customer deposits	4,600,105	1,704,224
Deferred revenue	575,000	-
Notes payable, current portion	9,854	9,425
Notes payable to related parties, current portion	1,937,000	1,237,000
Line of credit, bank	802,738	802,738
Margin line of credit account	-	1,980,937
Convertible notes payable	954,622	954,622
Notes payable assumed in Merger	1,465,000	-
Accrued interest	1,649,341	459,872
Accrued and other current liabilities	1,201,071	1,125,495
Accrued and other current liabilities - assumed in Merger	295,008	-
Lease liability, current portion	375,660	334,255
Total current liabilities	16,153,607	10,668,339

Non-current liabilities:
Notes payable, net of current portion	12,290	2,402,783
Note payables to related parties, net of current portion	874,000	861,000
PIPE loan payable, net	4,232,448	-
Dividend notes payable	4,023,923	4,023,923
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	380,386	668,228
Other liabilities	589,619	63,015
Total liabilities	27,266,273	19,687,288

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10 million share authorized; zero shares issued and outstanding, respectively	-	-
Common stock - Series A, $0.0001 par value, 90 million shares authorized; 11,887,985 and 13,098 shares issued and outstanding, respectively.	1,189	120
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 1,716,860 and 0 shares issued and outstanding, respectively.	172	-
Treasury stock at cost, 4,692 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	7,100,503	10,479,738
Accumulated other comprehensive loss	-	(1,662)
Accumulated deficit / losses	(15,291,447)	(12,358,924)
Total stockholders’ deficit	(10,226,583)	(3,917,728)

Total liabilities and stockholders’ deficit	$17,039,690	$15,769,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues, net	$6,236,795	$3,431,735	$15,121,980	$13,788,700
Cost of revenues	1,924,093	1,533,691	5,183,328	4,531,429
Gross profit	4,312,702	1,898,044	9,938,652	9,257,271

Operating expenses:
Royalties	166,631	130,610	719,668	447,366
Salaries, wages and benefits	1,695,678	2,252,848	4,654,560	6,171,878
Selling, general and administrative	1,578,112	1,838,297	5,420,872	9,455,683
Total operating expenses	3,440,421	4,221,755	10,795,100	16,074,927
(Loss) income from operations	872,281	(2,323,711)	(856,448)	(6,817,656)
Other (expenses) income:
Interest income	38,592	21,197	105,800	71,542
Interest expense	(971,048)	(358,354)	(2,176,810)	(1,265,775)
Loss on investment	-	-	(3,912)	-
Total other expense	(932,456)	(337,157)	(2,074,922)	(1,194,233)
Loss from operations before income taxes	(60,175)	(2,660,868)	(2,931,370)	(8,011,889)
Provision for income taxes	-	-	-	-
Net loss	$(60,175)	$(2,660,868)	$(2,931,370)	$(8,011,889)
Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(219.38)	$(0.28)	$(660.56)

Basic and diluted weighted average common shares	13,380,737	12,129	10,550,277	12,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(60,175)	$(2,660,868)	(2,931,370)	$(8,011,889)
Other comprehensive income:
Unrealized gain in fair value of short-term investments	-	(30,862)	1,662	(64,121)
Comprehensive loss	$(60,175)	$(2,691,730)	(2,929,708)	$(8,076,010)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE and NINE MONTHS ENDED September 30, 2024 and 2023

(unaudited)

	Preferred Stock		Common Stock- Series A		Common Stock- Series B		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Losses	Deficit

Balance, December 31, 2023	-	$-	13,098	$120	-	$-	(4,692)	$(2,037,000)	$10,479,738	$(1,662)	$(12,358,924)	$(3,917,728)
Realized gain in fair value of short term investments	-	-	-	-	-	-	-	-	-	1,662	-	1,662
Common stock exchanged in Merger	-	-	(13,098)	(120)	-	-	-	-	(3,854,573)	-	-	(3,854,693)
Common stock Series A exchanged and issued in Merger	-	-	11,538,252	1,154	-	-	-	-	(1,154)	-	-	-
Common stock Series B issued in Merger	-	-	-	-	1,716,860	172	-	-	(172)	-	-	-
Net loss	-	-	-	-				-	-	-	(1,301,864)	(1,301,864)
Balance, March 31, 2024	-	$-	11,538,252	$1,154	1,716,860	$172	(4,692)	$(2,037,000)	$6,623,839	$(0)	$(13,660,788)	$(9,072,623)

Revaluation of costs of Merger	-	-	-	-	-	-	-	-	135,000	-	(1,152)	133,848
Net loss	-	-	-	-	-	-	-	-	-	-	(1,569,329)	(1,569,329)
Balance, June 30, 2024	-	$-	11,538,252	$1,154	1,716,860	$172	(4,692)	$(2,037,000)	$6,758,839	$(0)	$(15,231,269)	$(10,508,104)

Common stock issued for interest	-	-	349,733	35	-	-	-	-	341,664	-	(3)	341,696
Net loss	-	-	-	-	-	-	-	-	-	-	(60,175)	(60,175)
Balance, September 30, 2024	-	$-	11,887,985	$1,189	1,716,860	$172	(4,692)	$(2,037,000)	$7,100,503	$(0)	$(15,291,447)	$(10,226,583)

Balance, December 31, 2022	-	$-	11,308	$100	-	$-	(4,692)	$(2,037,000)	$681,956	$-	$(2,075,815)	$(3,430,759)
Issuance of common stock for services	-	-	821	9	-	-	-	-	4,493,324	-	-	4,493,333
Unrealized gain in fair value of short term investments	-	-	-	-	-	-	-	-	-	11,914		11,914
Net loss	-	-	-	-	-	-	-	-	-	-	(5,351,178)	(5,351,178)
Balance, March 31, 2023	-	$-	12,129	$109	-	$-	(4,692)	(2,037,000)	5,175,280	11,914	(7,426,993)	(4,276,690)

Unrealized gain in fair value of short term investments	-	-	-	-	-	-	-	-	-	(45,173)	-	(45,173)
Net income	-	-	-	-	-	-	-	-	-	-	157	157
Balance, June 30, 2023	-	$-	12,129	$109	-	$-	(4,692)	$(2,037,000)	$5,175,280	$(33,259)	$(7,426,836)	$(4,321,706)

Unrealized gain in fair value of short term investments	-	-	-	-	-	-	-	-	-	(30,862)	-	(30,862)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,660,868)	(2,660,868)
Balance, September 30, 2023	-	$-	12,129	$109	-	$-	(4,692)	$(2,037,000)	$5,175,280	$(64,121)	$(10,087,704)	$(7,013,436)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(2,931,370)	$(8,011,889)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	331,728	45,682
Amortization of PIPE convertible notes original issue discount	47,447	183,695
Amortization of right-of-use asset	251,612	217,101
Bad debt expense	-	665,920
Change in OCI	1,662	-
Stock issued for services	-	4,493,333
Stock issued for interest	341,696	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,143,225)	(1,057,286)
Inventory, net	(205,146)	(1,289,741)
Prepaid expenses	163,101	(76,690)
Other current assets	2,478,953	17,840
Other assets	-	(2,026,082)
Accounts payable	228,437	837,049
Customer deposits	2,895,881	(70,508)
Deferred revenue	575,000	-
Accrued interest	1,208,014	397,517
Accrued and other current liabilities	75,576	(290,484)
Other liabilities	(1,148)	38,357
Lease liability	(246,437)	(194,953)
Net cash provided by (used in) operating activities	3,071,781	(6,121,139)

Cash flows from investing activities:
Purchase of property and equipment	-	(89,024)
Capitalized software development costs	(1,967,418)	-
Reduction in long term assets	(115)	(2,419,725)
Net cash used in investing activities	(1,967,533)	(2,508,749)

Cash flows from financing activities:
Proceeds from line of credit	-	1,945,397
Proceeds from notes payable	-	2,499,999
Repayments of notes payable	(7,005)	(89,337)
Repayments of notes payable - related party	(287,000)	(18,500)
Proceeds from notes payable - related party	1,000,000	-
Payments on assumed liabilities in Merger	(15,716)	-
Proceeds from convertible notes	-	185,500
PIPE loan, net of OID discount	4,185,000	-
Cash acquired in Merger	103,818	-
Costs of Merger paid from PIPE loan	(1,947,787)	-
Repayment of line of credit	(1,980,937)	-
Repayment of notes payable assumed in Merger	(100,000)	-
Dividends paid	-	(75,096)
Net cash provided by financing activities	950,373	4,447,963

Net change in cash, cash equivalents, and restricted cash	2,054,621	(4,181,925)

Cash, cash equivalents, and restricted cash, beginning of period	5,397,564	9,656,266

Cash, cash equivalents and restricted cash, end of period	$7,452,185	$5,474,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income tax	$-	$-
Cash paid for interest	$548,041	$868,264
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING and FINANCING ACTIVITIES:
Notes payable assumed in Merger	$1,565,000	$-
Accrued liabilities assumed in Merger	$310,724	$-
Remeasurement of common stock exchanged/issued in Merger	$(1,875,724)	$-
Right of Use Asset in exchange for lease liability	$-	$537,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TruGolf Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024

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

On May 10, 2024 the Company formed a wholly owned subsidiary in the state of Delaware. TruGolf Links Franchising, LLC (“Links”) has a sole member, TruGolf, Inc. Links was formed to establish and sell franchises that would use the Company’s indoor golf and recreational sports simulators and other equipment. Links offers a Service Area franchise agreement for a single location. It also offers a regional developer franchise agreement that allows the franchisee to sell franchises within its region. The upfront fees range from $45,000 to $100,000. Links has received proceeds of $500,000 from its CEO and $75,000 from a third party to purchase the franchise rights to some regions yet to be determined. As of September 30, 2024, the Company recorded $575,000 of deferred revenue and incurred $306,539 of expenses that are included in Selling, general and administrative category.

Note 2. BUSINESS COMBINATION AND PURCHASE PRICE ALLOCATION

On January 31, 2024 the Company consummated the business combination (the “Closing”) contemplated by the previously announced Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the Company, DMAC Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as the Purchaser Representative thereunder, Christopher Jones, in the capacity as the Seller Representative thereunder, and TruGolf, Inc., a Nevada corporation (“TruGolf”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf (the “Merger”), with TruGolf surviving the Merger as a wholly owned subsidiary of the Company, and (ii) the Company’s name was changed from Deep Medicine Acquisition Corp. (“DMAQ”) to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “TRUG” on February 1, 2024.

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

As of September 30, 2024, the Company recorded PIPE Convertible Notes payable of $4,650,000 and an original issue discount of $465,000 resulting in the net balance of $4,185,000. For the nine months ended September 30, 2024 the Company recorded interest expense on the PIPE Convertible Notes of $647,047, and interest expense relating to the amortization of the OID of $47,447.

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

In addition, pursuant to the Purchase Agreement, as amended by the Waiver (described below) each PIPE Investor has the right, but not the obligation, to require that, upon notice, TruGolf Holdings sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”); provided that, the principal amount of the additional PIPE Convertible Notes issued at each Additional Optional Closing must equal at least $250,000. If a PIPE Investor has not elected to effect an Additional Optional Closing on or prior to August 30, 2025, such PIPE Investor shall have no further right to effect an Additional Optional Closing under the Purchase Agreement.

On August 13, 2024, the Company entered into those certain waiver and amendment agreements (the “Waiver”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 14, 2024; (ii) extend the date by which the Additional Optional Closings may occur until 11 months from the effective date of the initial Registration Statement; (iii) permit the Company to raise debt financing from its affiliates through non-convertible, unsecured notes with a maturity date that is later than the maturity date of the PIPE Convertible Notes; (iv) waive certain registration failures until September 3, 2024 and permit the issuance of common stock to satisfy certain registration failures; and (v) allow the Company to satisfy the interest payments due April 1, 2024, July 1, 2024 and October 1, 2024 from the issuance of common stock or by allowing such amounts to be added to the principal amount of the PIPE Convertible Notes, at the option of the PIPE Investors. In addition, certain PIPE Investors agreed to acquire additional PIPE Convertible Notes without regard to any volume or price requirements in the instruments. In connection with the Waiver, the Company issued an aggregate of 192,151 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 157,582 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, the Company entered into those certain amendments to the Waivers (the “Amendments”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 21, 2024; and (ii) waive certain registration failures until October 3, 2024. In addition, the PIPE Investors waived any breaches or defaults that may have occurred or will occur solely as a result of the Company’s failure to comply with the continued listing requirements of the Nasdaq Stock Market due to: (i) the Company’s failure to meet the stockholders’ equity requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, (ii) the Company’s failure to meet the market value of publicly held shares requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, and/or (iii) the Company’s failure to meet the minimum bid price requirement for continued listing; provided that the foregoing waiver shall expire on January 15, 2025, provided further that to the extent the Company is in compliance with all other Nasdaq Stock Market listing requirements and has filed a preliminary proxy statement to hold a special meeting to vote on a reverse stock split to remedy the bid price failure, the waiver shall be extended to March 15, 2025. In connection with the Amendment, the Company issued an aggregate of 116,959 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 65,790 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, certain PIPE Investors agreed to purchase additional PIPE Convertible Notes in aggregate principal amount of $3,300,000 for aggregate proceeds of $2,970,000. In connection with the foregoing, the Company agreed to repay an aggregate of $2,496,686 in outstanding debt and transaction expenses.

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

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Registration Statement on Form S-1 effective as of September 30, 2024 and in Form 8-K/A as filed with the SEC on April 17, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents consisted of $7,452,185 and $5,397,564, respectively. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may exceed the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2024 and December 31, 2023 the uninsured balances amounted to $6,125,053 and $4,251,124 respectively.

Marketable Investment Securities

The Company’s marketable investment securities are comprised of investments in corporate fixed income securities and U.S. Treasury securities. The Company designates investments in debt securities as available-for-sale. Available-for-sale debt securities with original maturities of three months or less from the date of purchase are classified within cash and cash equivalents. Available-for-sale debt securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the statements of operations and comprehensive loss. The Company sold and liquidated most of its marketable securities during the nine months ended September 30, 2024 resulting in a balance of $10,114 as of that date and is included with cash and cash equivalents.

Accounts Receivable, net

We manage credit risk associated with our accounts receivable at the customer level. Because the same customers typically generate the revenues that are accounted for under both Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification Topic 326, Credit Losses (Topic 326)., the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 326.

We believe the concentration of credit risk, with respect to our receivables, is limited because our customer base is comprised of a number of geographically diverse customers. We manage credit risk through credit approvals and other monitoring procedures.

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Based on management’s evaluation, there is a balance in the allowance for doubtful accounts of $1,295,533 and $1,227,136 as of September 30, 2024 and December 31, 2023, respectively.

Inventory, net

All of our inventory consists of raw materials and are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on an average or specific cost basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. As of September 30, 2024 and December 31, 2023, the Company had $448,360 and $429,050, respectively, reserved for obsolete inventory.

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

Capitalized software development costs

We capitalize certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the nine months ended September 30, 2024 we capitalized $1,967,418 of costs related to the development of software applications. Amortization of capitalized software costs was $279,001 for the for the nine months ended September 30, 2024.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) standards - Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). When entering into contracts with our customers, we review the following five steps of Topic 606:

i.	Identify the contract with the customer.
ii.	Identify the performance obligation.
iii.	Determine the transaction price.
iv.	Allocate the transaction price to the performance obligation.
v.	Evaluate the satisfaction of the performance obligation.

We account for contracts, with our customers, when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable.

Under Topic 606, we recognize revenue only when we satisfy a performance obligation by transferring a promised good or service to our customer and completion of all performance obligations. A good or service is considered transferred when the customer obtains control. The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. We recognize revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer:

i.	We have a right to a payment for the product or service.
ii.	The customer has legal title to the product.
iii.	We have transferred physical possession of the product to the customer.
iv.	The customer has the risk and rewards of ownership of the product.
v.	The customer has accepted the product.

Revenue Recognition for Golf Simulators. Revenues from the sale of golf simulators are recognized with the selling price to the customer recorded as revenues and the acquisition cost of the product recorded as cost of revenues. We recognize revenue from these transactions when control has passed to the customer and the performance obligations have been satisfied. Control is considered to have passed to the customer when the simulators has been delivered, installed and accepted by the customer. Golf simulators are bundled and are comprised of both hardware and a software license (for the software to operate the simulator). Our simulator contracts with customers generally do not include multiple performance obligations.

Revenue Recognition for Content Software Subscriptions. The Company offers content software subscriptions for one and twelve months. We recognize revenue from these transactions when control has passed to the customer and the performance obligations have been satisfied. Control is considered to have passed to the customer when the software license has been delivered and accepted by the customer. The content software subscription revenue is recognized over the term of the contract.

Cost of Revenues

Cost of revenue includes direct materials, labor, manufacturing overhead costs and reserves for estimated warranty cost (excluding depreciation). Cost of revenues also includes charges to write down the carrying value of the inventory when it exceeds its estimated net realizable value and to provide for on-hand inventories that are either obsolete or in excess of forecasted demand, as consistently reviewed by the Company. During the nine months ended September 30, 2024 and 2023, the Company recorded an expense of $123,891 and $36,992 in inventory write-down, respectively.

Royalties

We have royalty agreements with certain software suppliers to pay royalties based on the number of units and subscriptions sold. The royalty percentages range between 20% and 30%. Royalty expense for the nine months ended September 30, 2024 and 2023 was $719,668 and $447,366, respectively.

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

The Company has no tax positions as of September 30, 2024 and December 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the nine months ending September 30, 2024 and 2023, the Company recognized no interest and penalties.

Net Earnings (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The computation of basic and diluted income (loss) per share for the nine months ended September 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price during the period. There were no potential dilutive shares as September 30, 2023.

Total potential dilutive shares as of September 30, 2024 consisted of the following:

PIPE Convertible Notes (assumes full funding of $15,500,000) (i)	6,700,000
Common stock – Series A warrants (assumes full funding of $15,500,000)	1,409,091
Common stock – Series B warrants (assumes full funding of $15,500,000)	3,875,000
Earnout shares – Earned in three Tranches over three years (assumes achievement of revenue and VWAP targets)	4,500,000
Underwriter warrants to I-Bankers convertible at $12.00/common share	632,500
Total dilutive	17,116,591

(i)	Does not include shares for interest or make-whole amounts as the number of shares is undeterminable since the calculation is based on variable floating factors.

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

Concentration of Credit and Supplier Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits and trade accounts receivable. Credit risk can be negatively impacted by adverse changes in the economy or by disruptions in the credit markets.

We maintain our cash deposits with established commercial banks. At times, balances may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant credit risk associated with our cash deposits.

We believe that credit risk with respect to trade accounts receivable is somewhat mitigated by our large number of geographically diverse customers and our credit evaluation procedures. We record trade accounts receivables at sales value and establish specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are determined by a loss rate model based on delinquency. We maintain reserves for potential losses. There were no customers that accounted for more than 10.0% of our revenues for the nine months ended September 30, 2024 and 2023.

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

Note 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable and allowance for doubtful accounts consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Trade accounts receivable	$5,837,630	$3,458,625
Other		167,383
	5,837,630	3,626,008
Less allowance for doubtful accounts	(1,295,533)	(1,227,136)
Total accounts receivable, net	$4,542,097	$2,398,872

Accounts receivable are primarily made up of trade receivables due from customers in the ordinary course of business. In our normal course of business we have four to five customers that accounted for approximately 50% of our balance of accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

Note 5. INVENTORY, NET

The following summarizes inventory as of September 30, 2024 and December 31, 2023:

	2024	2023
Inventory – raw materials	$2,772,590	$2,548,134
Less reserve allowance for obsolescence	(448,360)	(429,050)
Inventory, net	$2,324,230	$2,119,084

Note 6. SHORT-TERM INVESTMENTS

In February 2023, we entered into a brokerage agreement and deposited $2,500,000. In February 2023, we purchased $450,751 in corporate fixed income securities (corporate bonds) and $1,981,061 in government securities (Treasury securities). The Company terminated the brokerage agreement during the nine months ended September 30, 2024, liquidated the vast majority of its investments and has $10,114 on its balance sheet as of September 30, 2024. As of December 31, 2023, the marketable securities consisted of the following:

Corporate fixed income securities, weighted average yield and maturity of 5.39% and 2.38 years, respectively	459,531
Government securities, weighted average yield and maturity of 4.91% and 3.25 years, respectively	2,051,805
Total short-term investments	$2,511,336

We classify our short-term investments as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value on our balance sheet, with unrealized gains or losses reported as a component of accumulated comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to interest and other expense, net on the statement of operations. As of September 30, 2024, the Company had $10,114 of short-term investments in cash and cash equivalents remaining.

Note 7. OTHER LONG-TERM ASSETS

The following summarizes other long-term assets as of September 30, 2024 and December 31, 2023:

	2024	2023

Security deposit – Ethos Management loan	$-	$1,875,000

Security deposits – leased facilities	31,023	30,983
Other long-term assets	74
Total other long-term assets	$31,097	$1,905,983

As a condition of funding on the Ethos Management loan, we placed a $1,875,000 security deposit as collateral for the note. The deferred loan fees are being amortized over the term of the Ethos Management loan. Deposits related to the facility leases are generally the last month’s payments.

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos, and Ethos must release the deposit collateral, which offsets in part the loan payable of $2,383,059 (Note 10.) and accrued interest of $81,560 as of September 30, 2024.

Note 8. PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment as of September 30, 2024 and December 31, 2023:

	2024	2023
Software and computer equipment	$759,031	$809,031
Furniture and fixtures	230,883	230,883
Vehicles	59,545	59,545
Equipment	15,873	15,873
	1,065,332	1,115,332
Less accumulated depreciation	(933,751)	(881,024)
Property and equipment, net	$131,581	$234,308

Depreciation expense for the nine months ended September 30, 2024 and 2023, was $42,753 and $35,704 respectively.

The following summarizes capitalized software development costs as of September 30, 2024:

Capitalized software – beginning balance	$50,000
Capitalized software development costs – 2024	1,967,418
Less accumulated amortization	(279,001)
Capitalized software development costs, net	$1,738,417

Note. 9. CUSTOMER DEPOSITS

Customer deposits are advance payments from customers prior to manufacturing and shipping a simulator. The prepayment amounts and timing vary depending on the product to be manufactured and delivery location. Customer deposits are included in current liabilities until the balance is applied to an order at the time of invoicing. As of September 30, 2024 and December 31, 2023 customer deposits were $4,600,105 and $1,704,224, respectively.

Note 10. NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Note payable – Ethos Management INC	$-	$2,499,999
Note payable – Mercedes-Benz	22,144	29,149
	22,144	2,529,148
Less deferred loan fees – Ethos Management Inc.	-	(116,940)
Less current portion	(9,854)	(9,425)
Long-term portion	$12,290	$2,402,783

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

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos and Ethos must release the deposit collateral, which is offset in part by the security collateral of $1,875,000 (Note 7.). The balance of the Ethos liability after offsetting the collateral deposit and accrued interest payable is $589,619, which amount is included in ‘Accrued and other current liabilities’ on the balance sheet as of September 30, 2024.

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

Notes Payable – assumed in Merger

The Company assumed notes payable from the Merger in the amount of $1,565,000, which is comprised of: (i) an unsecured promissory note in the principal amount of $1,265,000 issued to two affiliates of the Sponsor on October 15, 2022 in connection with the First Extension, from October 29, 2022 to January 29, 2023; and (iii) an unsecured promissory note in the principal amount of $300,000 issued to an affiliate of the Sponsor on February 9, 2023 in connection with the Second Extension, from January 29, 2023 to July 29, 2023, pursuant to which a monthly payment of $50,000 had been deposited into the Trust Account after January 29, 2023 for six months. Pursuant to the fully executed Promissory Notes, each of the Promissory Notes bears no interest and is due and payable upon the earlier of the consummation of DMA’s initial business combination or the date of the liquidation of DMA. As of September 30,2024, the balance of the notes payable assumed in the Merger was $1,465,000 after a payment of $100,000 to one on the note holders.

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

As of September 30, 2024, the Company recorded PIPE Convertible Notes payable of $4,650,000 and an original issue discount of $465,000 resulting in the net balance of $4,185,000. As of September 30, 2024, the Company recorded interest expense on the PIPE Convertible Notes of $647,047, and interest expense relating to the amortization of the OID of $47,447. The process for the second tranche of the PIPE Convertible Notes payable has commenced and should be completed in November 2024.

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

In addition, pursuant to the Purchase Agreement, as amended by the Waiver (described below) each PIPE Investor has the right, but not the obligation, to require that, upon notice, TruGolf Holdings sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”); provided that, the principal amount of the additional PIPE Convertible Notes issued at each Additional Optional Closing must equal at least $250,000. If a PIPE Investor has not elected to effect an Additional Optional Closing on or prior to August 30, 2025, such PIPE Investor shall have no further right to effect an Additional Optional Closing under the Purchase Agreement.

On August 13, 2024, the Company entered into those certain waiver and amendment agreements (the “Waiver”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 14, 2024; (ii) extend the date by which the Additional Optional Closings may occur until 11 months from the effective date of the initial Registration Statement; (iii) permit the Company to raise debt financing from its affiliates through non-convertible, unsecured notes with a maturity date that is later than the maturity date of the PIPE Convertible Notes; (iv) waive certain registration failures until September 3, 2024 and permit the issuance of common stock to satisfy certain registration failures; and (v) allow the Company to satisfy the interest payments due April 1, 2024, July 1, 2024 and October 1, 2024 from the issuance of common stock or by allowing such amounts to be added to the principal amount of the PIPE Convertible Notes, at the option of the PIPE Investors. In addition, certain PIPE Investors agreed to acquire additional PIPE Convertible Notes without regard to any volume or price requirements in the instruments. In connection with the Waiver, the Company issued an aggregate of 192,151 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 157,582 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, the Company entered into those certain amendments to the Waivers (the “Amendments”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 21, 2024; and (ii) waive certain registration failures until October 3, 2024. In addition, the PIPE Investors waived any breaches or defaults that may have occurred or will occur solely as a result of the Company’s failure to comply with the continued listing requirements of the Nasdaq Stock Market due to: (i) the Company’s failure to meet the stockholders’ equity requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, (ii) the Company’s failure to meet the market value of publicly held shares requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, and/or (iii) the Company’s failure to meet the minimum bid price requirement for continued listing; provided that the foregoing waiver shall expire on January 15, 2025, provided further that to the extent the Company is in compliance with all other Nasdaq Stock Market listing requirements and has filed a preliminary proxy statement to hold a special meeting to vote on a reverse stock split to remedy the bid price failure, the waiver shall be extended to March 15, 2025. In connection with the Amendment, the Company issued an aggregate of 116,959 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 65,790 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, certain PIPE Investors agreed to purchase additional PIPE Convertible Notes in aggregate principal amount of $3,300,000 for aggregate proceeds of $2,970,000. In connection with the foregoing, the Company agreed to repay an aggregate of $2,496,686 in outstanding debt and transaction expenses.

Note 12. RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Notes payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	1,050,000	1,300,000
Note payable – Carver	111,000	148,000
Loan – CEO	1,000,000	-
	2,811,000	2,098,000
Less current portion	(1,937,000)	(1,237,000)
Long-term portion	$874,000	$861,000

Future maturities of related party notes payable are as follows as of September 30, 2024:

2024 (three months)	$1,937,000
2025	287,000
2026	287,000
2027	300,000
Total	$2,811,000

Note Payable – ARJ Trust

In December 2008, we entered into a $500,000, 8.50% annual interest rate note payable with a trust (“ARJ Trust”) indirectly controlled by the chief executive officer. We make monthly interest-only payments of $3,541. As of September 30, 2024 and December 31, 2023, the principal balance was $500,000.

In June 2010, we entered into a second $150,000, 8.50% annual interest rate note payable with the ARJ Trust. We make monthly interest-only payments of $1,063. As of September 30, 2024 and December 31, 2023, the principal balance outstanding was $150,000.

As of September 30, 2024 and December 31, 2023, the principal balance outstanding was $650,000 and accrued interest was $4,604. The note was to mature on March 31, 2024 and was extended to March 31, 2025.

The trustee of the ARJ Trust is a related party to the Company’s chief executive officer.

Note Payable – McKettrick

In May 2019, we entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. There is a late fee of 5%, if not paid within 10 days of the due date. During the nine months ended September 30, 2024, the Company paid the December 2023 installment of $250,000 and $50,000 in negotiated extension fee. The balance of the note payable at September 30, 2024 and December 31, 2023 was $1,050,000 and $1,300,000, respectively.

Note Payable – Carver

In January 2021, we entered into a $222,000, zero interest rate note payable with a former shareholder to repurchase all shares in the Company. The note is payable in semi- annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. The Company paid $18,500 on the note on March 31, 2024 and September 30, 2024. The balance of the note payable as of September 30, 2024 and December 31, 2023 was $111,000 and $148,000, respectively.

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

The line of credit was secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JP Morgan Chase. As of September 30, 2024 and December 31, 2023, the balance outstanding on the line of credit was $802,738.

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which is secured by the marketable securities held in our brokerage account. As of September 30, 2024 and December 31, 2023, the balance outstanding was $10,114 and $1,980,937, at a rate of 7.21%, respectively, as the Company paid off the majority of the line of credit during the three months ended March 31, 2024.

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

There was zero OID related to the Convertible Notes remaining as of September 30, 2024 and December 31, 2023, and there was no OID interest expense or amortization recorded during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, the balance of the Convertible Notes was $954,622. The Convertible Notes were paid off in connection with the November 7, 2024, funding of the additional PIPE Convertible Notes referenced in Note 11.

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

Dividends declared, distributed, and accrued are as follows as of September 30, 2024 and December 31, 32023:

	2024	2023

Accrued interest on dividends payable	$455,318	$274,242
Dividends payable	$4,023,923	$4,023,923

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

Because the gross sales royalty payable has no stated fixed interest nor maturity, it is considered variable interest perpetual debt. The periodic variable payments to the Purchaser are recorded in interest expense. As of September 30, 2024 and December 31, 2023, the outstanding amount was $1,000,000. During the nine months ended September 30, 2024 and 2023, we incurred $295,809 and $402,816, respectively, in interest expense to the Purchaser.

Note 17. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	2024	2023
Accrued payroll	$9,123	$326,515
Credit cards	415,514	240,989
Warranty reserve	140,000	140,000
Sales tax payable	34,695	43,891
Other	601,739	374,100
Accrued and other current liabilities	$1,201,071	$1,125,495

Accrued liabilities and other current liabilities assumed in Merger

Accrued tax payable	$45,008	$-
Other current liabilities assumed in Merger	250,000	-
Accrued liabilities and other current liabilities assumed in Merger	$295,008	$-

Note 18. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized preferred stock of 10,000,000 shares, par value of $0.0001. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

Common Stock – Series A

The Company has authorized common stock – Series A of 90,000,000 shares, par value of $0.0001. As of September 30, 2024, there were 11,887,985 shares of common stock – Series A and 1,716,860 shares of common stock – Series B issued and outstanding. The Company issued 349,733 shares of common stock – Series A for interest payment to the PIPE Convertible Note Holders during the nine months ended September 30, 2024.The summary of exchanged and issued shares of common stock – Series A and B resulting from the Merger follows:

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

Common Stock – Series B

The Company has authorized common stock – Series B of 10,000,000 shares, par value of $0.0001. As of September 30, 2024, there were 1,716,860 shares of common stock – Series B issued and outstanding. The common stock – Series B has voting rights of 25 votes per common stock – Series A held. As of September 30, 2024, three TruGolf insiders own 100% of the 1,716,680 common stock – Series B.

Warrants - Common stock – Series A and B

As of September 30, 2024, the Company issued warrants to purchase 1,409,091 shares of the Company’s common stock – Series A to the PIPE Convertible Notes holders with an initial exercise price of $13 per share and a term of five years commencing February 1, 2024. The maximum Series A Warrants to be issued for all tranches of the PIPE Convertible Notes is 1,409,091. The value of the Series A Warrants was estimated to be approximately $2,268,637 (or $1.61 per warrant) using the Black-Scholes option-pricing model as of the grant date (February 24, 2024) based on the following assumptions:

1.	The expected volatility of 227.52%;
2.	The risk-free interest rate of 3.99%;
3.	The expected life of five years.

As of September 30, 2024, the Company issued warrants to purchase 3,875,000 shares of the Company’s common stock – Series B to the PIPE Convertible Notes holders with an initial exercise price of $10 per share and a term of thirty months commencing February 1, 2024. The maximum Series B Warrants to be issued for all tranches of the PIPE Convertible Notes is 1,550,000. The value of the Series B Warrants was estimated to be approximately $5,347,500 (or $1.38 per warrant) using the Black-Scholes option-pricing model as of the grant date (February 24, 2024) based on the following assumptions:

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

Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain as of September 30, 2024.

Prior to the merger, the Company was an S Corporation for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the stockholders. As such, no recognition of federal or state income taxes for the Company has been provided for prior to January 31, 2024, the date of the consummation of the Merger.

The Company incurred a net loss for the nine months ended September 30, 2024 of $2,931,370, which is available to reduce future taxable income for federal and state income taxes, respectively. The NOL can be carried forward indefinitely and can be used to offset 80% of future taxable income. At the current federal tax rate of 21% and including book to tax differences result in the current tax benefit NOL of approximately $615,000 at September 30, 2024. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. During the nine months ended September 30, 2024, the Company increased the valuation allowance from $0 to $615,000.

Note 20. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2024, we had two operating leases as follows:

●	In June 2023, we entered into a five-year lease on the warehouse in North Salt Lake City, Utah. The base monthly lease payment through May 2024 is $10,849, $11,163 through May 2025, $11,486 through May 2026, $11,819 through May 2027, and $12,162 through May 2028. As of September 30, 2024, we had 44 months remaining on the lease.

●	In December 2022, we entered into a three-year lease on the corporate headquarters in Centerville, Utah. The base monthly lease payment through November 2023 is $20,343, $20,378 through November 2023 and $24,616 through November 2025. As of September 30, 2024, we had 33 months remaining on the lease.

We utilize our incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. For 2023 and 2022, we used an estimated incremental borrowing rate of 10.00% and 5.90% respectively, to determine the present value of the lease liability.

Other information related to our operating leases is as follows:

Right of use asset:

As of December 31, 2023	$972,663
Amortization	82,454
As of March 31, 2024	$890,209
Amortization	83,857
As of June 30, 2024	$806,352
Amortization	85,301
As of September 30, 2024	$721,051

Lease liability:

Lease liability – December 31, 2023	$1,002,483
Payments	(80,311)
As of March 31, 2024	$922,172
Payments	(82,027)
As of June 30, 2024	$840,145
Payments	(84,099)
As of September 30, 2024	$756,046

The table below reconciles the fixed component of the undiscounted cash flows for each of five years to the lease liabilities recorded on the Balance Sheet as of September 30, 2024:

Year	Minimum Lease Payments
2024 – (Three Months)	$102,860
2025	406,990
2026	140,163
2027	144,227
2028	60,809
Total	855,049
Less interest	(99,003)
Present value of future minimum lease payments	756,046
Less current portion	(375,660)
Long term lease liability	$380,386

Note 21. RELATED PARTY

As described in Note 14 – Dividend Notes Payable, the following were outstanding on the dividend notes payable to our officers and shareholders as of September 30, 2024 and December 31, 2023:

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

The Company’s chief executive officer paid $500,000 to purchase franchise regions from TruGolf Links Franchising, LLC during the three months ended June 30, 2024.

During the three months ended September 30, 2024, the Company’s chief executive officer provided a cash infusion to the Company in the amount of $1,000,000 and is recorded under ‘Notes payable to related parties, current portion’ on the balance sheet.

Note 22. TruGolf Links Franchising, LLC

On May 10, 2024 the Company formed a wholly owned subsidiary in the state of Delaware. TruGolf Links Franchising, LLC (“Links”) has a sole member, TruGolf, Inc. Links was formed to establish and sell franchises that would use the Company’s indoor golf and recreational sports simulators and other equipment. Links offers a Service Area franchise agreement for a single location. It also offers a regional developer franchise agreement that allows the franchisee to sell franchises within its region. The upfront fees range from $45,000 to $100,000. Links has received proceeds of $500,000 from its CEO and $75,000 from a third party to purchase the franchise rights to some regions yet to be determined. As of September 30, 2024, the Company recorded $575,000 of deferred revenue and incurred $306,539 of expenses that are included in Selling, general and administrative category.

Note 23. SUBSEQUENT EVENTS

On October 4, 2024 the Company filed a Form S-8 to register 1,600,000 shares of the Company’s common stock – Series A to participants in the TruGolf Holdings, Inc. 2024 Stock Incentive Plan.

On November 7, 2024, the Company entered into those certain amendments to the Waivers (the “Amendments”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 21, 2024; and (ii) waive certain registration failures until October 3, 2024. In addition, the PIPE Investors waived any breaches or defaults that may have occurred or will occur solely as a result of the Company’s failure to comply with the continued listing requirements of the Nasdaq Stock Market due to: (i) the Company’s failure to meet the stockholders’ equity requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, (ii) the Company’s failure to meet the market value of publicly held shares requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, and/or (iii) the Company’s failure to meet the minimum bid price requirement for continued listing; provided that the foregoing waiver shall expire on January 15, 2025; provided further that to the extent the Company is in compliance with all other Nasdaq Stock Market listing requirements and has filed a preliminary proxy statement to hold a special meeting to vote on a reverse stock split to remedy the bid price failure, the waiver shall be extended to March 15, 2025. In connection with the Amendment, the Company issued an aggregate of 116,959 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 65,790 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, certain PIPE Investors agreed to purchase additional PIPE Convertible Notes in aggregate principal amount of $3,300,000 for aggregate proceeds of $2,970,000. In connection with the foregoing, the Company agreed to repay an aggregate of $2,496,686 in outstanding debt and transaction expenses.

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

● the ability to remedy the outstanding listing deficiencies with respect to our common stock and to maintain the listing of our securities on Nasdaq, and the potential liquidity and trading of our securities;

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

In addition, pursuant to the Purchase Agreement, as amended by the Waiver (described below) each PIPE Investor has the right, but not the obligation, to require that, upon notice, TruGolf Holdings sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”); provided that, the principal amount of the additional PIPE Convertible Notes issued at each Additional Optional Closing must equal at least $250,000. If a PIPE Investor has not elected to effect an Additional Optional Closing on or prior to August 30, 2025, such PIPE Investor shall have no further right to effect an Additional Optional Closing under the Purchase Agreement.

On August 13, 2024, the Company entered into those certain waiver and amendment agreements (the “Waivers”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 14, 2024; (ii) extend the date by which the Additional Optional Closings may occur until 11 months from the effective date of the initial Registration Statement; (iii) permit the Company to raise debt financing from its affiliates through non-convertible, unsecured notes with a maturity date that is later than the maturity date of the PIPE Convertible Notes; (iv) waive certain registration failures until September 3, 2024 and permit the issuance of common stock to satisfy certain registration failures; and (v) allow the Company to satisfy the interest payments due April 1, 2024, July 1, 2024 and October 1, 2024 from the issuance of common stock or by allowing such amounts to be added to the principal amount of the PIPE Convertible Notes, at the option of the PIPE Investors. In addition, certain PIPE Investors agreed to acquire additional PIPE Convertible Notes without regard to any volume or price requirements in the instruments. In connection with the Waiver, the Company issued an aggregate of 192,151 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 157,582 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, the Company entered into those certain amendments to the Waivers (the “Amendments”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 21, 2024; and (ii) waive certain registration failures until October 3, 2024. In addition, the PIPE Investors waived any breaches or defaults that may have occurred or will occur solely as a result of the Company’s failure to comply with the continued listing requirements of the Nasdaq Stock Market due to: (i) the Company’s failure to meet the stockholders’ equity requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, (ii) the Company’s failure to meet the market value of publicly held shares requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, and/or (iii) the Company’s failure to meet the minimum bid price requirement for continued listing; provided that the foregoing waiver shall expire on January 15, 2025; provided further that to the extent the Company is in compliance with all other Nasdaq Stock Market listing requirements and has filed a preliminary proxy statement to hold a special meeting to vote on a reverse stock split to remedy the bid price failure, the waiver shall be extended to March 15, 2025. In connection with the Amendment, the Company issued an aggregate of 116,959 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 65,790 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, certain PIPE Investors agreed to purchase additional PIPE Convertible Notes in aggregate principal amount of $3,300,000 for aggregate proceeds of $2,970,000. In connection with the foregoing, the Company agreed to repay an aggregate of $2,496,686 in outstanding debt and transaction expenses.

TruGolf Links Franchising, LLC

On May 10, 2024 the Company formed a wholly owned subsidiary in the state of Delaware. TruGolf Links Franchising, LLC (“Links”) has a sole member, TruGolf, Inc. Links was formed to establish and sell franchises that would use the Company’s indoor golf and recreational sports simulators and other equipment. Links offers a Service Area franchise agreement for a single location. It also offers a regional developer franchise agreement that allows the franchisee to sell franchises within its region. The upfront fees range from $45,000 to $100,000. Links has received proceeds of $500,000 from its CEO and $75,000 from a third party to purchase the franchise rights to some regions yet to be determined. As of September 30, 2024, the Company recorded $575,000 of deferred revenue and incurred $306,539 of expenses that are included in the Selling, general and administrative category.

Capitalized software development cost

We capitalize certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, we began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires us to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. For the nine months ended September 30, 2024 we capitalized $1,967,418 of costs related to the development of software applications. Amortization of capitalized software costs was $279,001 for the for the nine months ended September 30, 2024. The balance of capitalized software was $1,738,417 net of accumulated amortization of $279,001 at September 30, 2024.

Ethos Management INC

The Ethos Asset Management Loan Agreement (“Loan Agreement”) stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of loan agreement. Ethos Management informed the Company in August 2023, that unrelated to TruGolf, Ethos Management is currently undergoing a routine audit of its loan portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. Due to the lack of additional fundings and in accordance with the terms of the Loan Agreement, in February 2024, we sent Ethos a notice of termination for materially breaching the Loan Agreement. Based on the termination for default clause in the Loan Agreement, we are entitled to retain all the funds disbursed by Ethos and Ethos must release the deposit collateral. The Company has recorded a liability of $589,619 as of September 30, 2024 which is the amount remaining after applying the security collateral of $1,875,000 against the loan payable and accrued interest.

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

Accounts Receivable, net

We manage credit risk associated with our accounts receivable at the customer level.

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

Results of Operations

Comparisons of the Three Months ended September 30, 2024 and 2023

The following table sets forth certain condensed statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period may not be indicative of future performance.

	Three Months Ended September 30,		Variation
	2024	2023	$	%
Revenues, net	$6,236,795	$3,431,735	$2,805,060	81,74%
Cost of revenues	1,924,093	1,533,691	390,402	25,46%
Gross profit	4,312,702	1,898,044	2,414,658	127.22%
Operating expenses	3,440,421	4,221,755	(781,334)	(18.51)%
(Loss) income from operations	872,281	(2,323,711)	3,195,992	137.54%
Net (loss) income	(60,175)	(2,660,868)	2,600,693	97.74%
Net loss income per common share	$(0.00)	$(219.38)	$219.38	100.00%

Revenues

Our revenues were $6,236,795 for the three months ended September 30, 2024, compared to $3,431,735 for the three months ended September 30, 2023, an increase of $2,805,060 or 81.74%. The increase in revenues was due primarily to the increase of our product acceptance and greater penetration in the industry market.

Cost of Revenues

The cost of revenues for the three months ended September 30, 2024, increased $390,402 or 25.46% to $1,924,093 from $1,533,691 for the three months ended September 30, 2023. The increase was due primarily to the increase in revenues as noted above. The Company’s adjustment to inventory included in the cost of revenue, resulted in a reduction of costs of $115,692 and charged cost of revenues $267,224 during the three months ended September 30, 2024 and 2023, respectively. Materials and components to manufacture our simulators primarily include fabricated steel, cut cloth, turf, computers, cameras and other high-end electronics which are subject to inflationary pricing pressures. The cost of shipping our finished simulators increased $36,741 to $163,232 during the three months ended September 30, 2024 compared to the same period in 2023 due to price increases from our national shipping companies UPS, FedEx and Seko. We are continuously working with our suppliers for volume pricing discounts and extended contract terms.

Operating Expenses

Our operating expenses were $3,440,421 for the three months ended September 30, 2024, compared to $4,221,755 for the three months ended September 30, 2023, a decrease of $781,334 or (18.51)%. The decrease for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to:

i.	An increase of $36,021 in royalty expenses was due to the addition of new distributors and increases in the royalty percentages for certain resellers.

ii.	A $557,170 decrease in salaries, wages and benefits expenses. The three-month period year over year decrease is a result of the Company’s human resource management efforts to reduce payroll expenses.

iii.	A $260,185 decrease in selling, general and administrative expenses. The three months over the prior year’s three months decrease is a result of sales and marketing expenses decreasing by $323,604 and bad debt expense decreasing by $450,000. During the same periods, rent and facility costs increased by $23,917, insurance expenses increased by $169,126 (principally for liability insurance), professional fees increased by $63,963 (of which $148,438 was incurred by Links) and subscription software expense increased by $128,092. Other general and administrative expenses increased by $128,321.

Interest Income

Our interest income was $38,592 and $21,197 for the three months ended September 30, 2024 and 2023, respectively.

Interest Expense

Our interest expense was $971,048 and $358,354 for the three months ended September 30, 2024 and 2023, respectively, an increase of $612,694 or 170.97% primarily due to the interest incurred on the PIPE convertible notes.

Results of Operations

Comparisons of the Nine Months ended September 30, 2024 and 2023

The following table sets forth certain condensed statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period may not be indicative of future performance.

	Nine Months Ended September 30,		Variation
	2024	2023	$	%
Revenues, net	$15,121,980	$13,788,700	$1,333,280	9.67%
Cost of revenues	5,183,328	4,531,429	651,899	14.39%
Gross profit	9,938,652	9,257,271	681,381	7.36%
Operating expenses	10,795,100	16,074,927	(5,279,827)	(32.85)%
(Loss) income from operations	(856,448)	(6,817,656)	5,961,208	87.44%
Net loss	(2,931,370)	(8,011,889)	5,080,519	63.41%
Net loss income per common share	$(0.28)	$(660.56)	$660.28	99.96%

Revenues

Our revenues were $15,121,980 for the nine months ended September 30, 2024, compared to $13,788,700 for the nine months ended September 30, 2023, an increase of $1,333,280 or 9.67%. The increase in revenues was due primarily to the increase of our product acceptance and greater penetration in the industry market.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2024, increased $651,899 or 14.39% to $5,183,328 from $4,531,429 for the nine months ended September 30, 2023. The increase was due primarily to an increase in revenues as discussed above. The inventory adjustment included in the cost of revenues increased by $88,786 from $35,105 to $123,891 during the nine months ended September 30, 2024 and 2023, respectively. Materials and components to manufacture our simulators primarily include fabricated steel, cut cloth, turf, computers, cameras and other high-end electronics which are subject to inflationary pricing pressures. The cost of shipping our finished simulators increased $304,505 due to price increases from our national shipping companies UPS, FedEx and Seko. We are continuously working with our suppliers for volume pricing discounts and extended contract terms.

Operating Expenses

Our operating expenses were $10,795,100 for the nine months ended September 30, 2024, compared to $16,074,927 for the nine months ended September 30, 2023, a decrease of $5,279,827 or (32.85%). The decrease for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to:

i.	An increase of $272,302 in royalty expenses was due to the addition of new distributors and increases in the royalty percentages for certain resellers.

ii.	A $1,517,318 decrease in salaries, wages and benefits expenses due primarily to management’s efforts to reduce payroll expenses.

iii.	A $4,034,811 decrease in selling, general and administrative expenses. The nine months over the prior year’s nine months decrease is a result of:

1.	In March 2023, the Board of Directors granting and authorizing the issuance 821 shares of common stock two consultants (and holders of the convertible notes described in Note 12 – Convertible Noted Payable in our annual audited financial statements included elsewhere in this Form 8K) in March 2023 for consulting service performed. The Company recorded consulting fee expense (noncash) of $4,493,333 (estimated fair value of the stock) at the time of grant and issuance.

2.	Selling, general and administrative expenses (such as facilities professional fees, warehouse, travel, office supplies etc.) increased $360,173 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as a result of amortization of capitalized software costs of $279,001, an increase in professional fees of $639,941 (of which $306,539 was incurred by Links), an increase in insurance expense of $428,627, an increase of facility expense of $153,400, an increase in software subscriptions and other subscriptions expense of $379,973, an increase in bank charges of $28,093, offset in part by a decrease in sales and marketing of $528,711, a decrease in bad debt expense of $657,271 and a decrease in general and administrative expenses of $362,880.

Interest Income

Our interest income was $105,800 and $71,542 for the nine months ended September 30, 2024 and 2023, respectively.

Interest Expense

Our interest expense was $2,176,810 and $1,265,775 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $911,035 or 71.97% primarily due to the interest on the PIPE convertible notes.

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

The Company received proceeds of $575,000 from the agreements for franchise regions sold by its wholly owned subsidiary, TruGolf Links Franchising, LLC, which was recorded as deferred revenue. The Company expects to grow this revenue stream in subsequent quarters.

We have primarily obtained cash to fund our operations through the reinvestment of free cash flows generated from our business operations, issuance of common stock to private friend and family investors, issuance of term loans, issuance of notes payable and convertible debt instruments, and royalty structures.

As of September 30, 2024 and December 31, 2023, we had $7,452,185 and 5,397,564 in cash, cash equivalents and restricted cash and current working capital deficit of $1,736,0636 and working capital of $1,988,267, respectively.

In December 2023, we entered into a $2,000,000 variable rate line of credit with JP Morgan Chase Bank, N.A. The purpose of the new line of credit was to consolidate the balances outstanding on the note payable and the previous line of credit, which had matured. The line of credit matures on December 31, 2024. The line of credit has an annual interest rate computed at the Adjusted SOFR (Secured Overnight Financing Rate) Rate and at a rate of 3.00% above the SOFR Rate. The Adjusted SOFR rate means the sum of the Applicable margin (3.50% per annum) plus the SOFR rate applicable to the interest period plus the Unsecured to Secured Rate Adjustment. The majority of the variable rate line of credit was paid during the three months ended June 30, 2024. As of September 30, 2024, the remaining balance was $10,114 and was included in the cash balance.

Cash Flow from Operating Activities

For the nine months ended September 30, 2024 the net cash provided by our operating activities was $3,071,781 including the liquidation of the marketable securities account of $2,478,953. The change in the remaining operating assets and liabilities was $2,550,049, depreciation and amortization of $331,728, the amortization of the ROU asset of $251,612 and the amortization of original issue discount of $47,447.

For the nine months ended September 30, 2023 the net cash used in our operating activities was $6,121,139. The change in operating assets and liabilities was a decrease of $3,714,981. Other assets increased due to the $1,875,000 deposit paid for the Ethos Management Inc loan and $116,040 in Ethos Management Inc deferred loan fees. The net loss of $8,011,889 was partially offset by increases to cash from depreciation and amortization of $45,682, amortization of convertible notes original issue discount of $183,695, amortization of ROU asset of $217,101, bad debt expense of $665,920 and stock-based compensation expense of $4,493,333.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 and 2023, the cash used by our investing activities was $1,967,533 and $2,508,749, respectively. For the nine months ended September 30, 2024 the Company capitalized software development costs of $1,967,418. For the nine months ended September 30, 2023 the Company purchased fixed assets of $89,024 and purchased short-term investments of $2,419,725.

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

For the nine months ended September 30, 2024 the cash provided by our financing activities was $950,373. The Company received net proceeds from the Merger of $2,325,315, made debt payments of $294,005, paid $15,716 of assumed liabilities, paid $100,000 on a loan assumed in the Merger, and paid off the line of credit of $1,980,937. The Company received proceeds of $1,000,000 from the Company’s chief executive officer.

For the nine months ended September 30, 2023 we borrowed $1,945,397 on our Morgan Stanely margin line of credit account, received proceeds of $2,499,999 from loans, received $185,500 from convertible note holders and made debt payments of $107,837. One shareholder returned $75,096 in overpaid past dividends. The loan proceeds were used for ongoing operations.

The Company has incurred net losses and negative operating cash flows for the nine months ended September 30, 2024 and 2023. As the Company continues to incur losses, successful transition to profitability is dependent on achieving a level of revenues adequate to support the Company’s cost structure. Unless and until this occurs, the Company may need to raise capital or issue debt to support ongoing operations.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $7,452,185 as of September 30, 2024. Cash equivalents were invested primarily in low interest checking or savings accounts. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under our investment policy, we will only invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We may utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents and restricted cash, net loss or cash flows.

We do not have significant exposure to interest rate risk as only our lines of credit are variable rate. As of September 30, 2024, the variable rate lines of credit had a balance outstanding of $802,738 compared to the total fixed rate debt outstanding of $14,509,137. Thus, management believes a hypothetical 10% change in interest rates would not have a material impact on annualized interest expenses.

We maintain our cash in bank deposit accounts which, at times, may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2024, the amount exceeding the federally insured limits was $6,125,053.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses discussed below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in our quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

In connection with the preparation of our financial statements as of and for the three months ended September 30, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient segregation of duties in the financial statement close process; (b) a lack of sufficient levels of staff with public company and technical accounting experience to maintain proper control activities and perform risk assessment and monitoring activities; and (c) insufficient information systems controls, including access and change management controls. We have concluded that these material weaknesses in our internal control over financial reporting occurred because we did not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting timeline requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently not in compliance with the listing requirements of The Nasdaq Capital Market, and if we are unable to regain and maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for shareholders to sell their shares.

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

On August 19, 2024, we received a deficiency letter from the Staff notifying us that we were not in compliance with Nasdaq Global Market’s Listing Rule 5450(b)(1)(A), which requires a $10,000,000 minimum stockholders’ equity standard. We have been provided 45 calendar days, or until November 18, 2024, to supply a specific plan to regain compliance with all Nasdaq Global Market listing requirements and our time frame to complete the plan. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the letter, or until April 1, 2025, to evidence compliance. If the plan is not accepted, we will have the right to appeal and our Class A common stock would remain listed on The Nasdaq Global Market until the completion of the appeal process. To regain compliance, we must have stockholders’ equity of at least $10 million.

On November 5, 2024, we received two additional deficiency letters from the Staff notifying us that we were not in compliance with the requirement to have market value of publicly held shares (“MVPHS”) of $15,000,000 and that we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share. We have a compliance period of 180 calendar days (or May 5, 2025) in which to regain compliance with both deficiencies. We can regain compliance with the MVPHS requirement, if at any time during this compliance period our MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days, We can regain compliance with the bid price requirement, if at any time during this compliance period our closing bid price is at least $1.00 for a minimum of ten consecutive business days, In the event we do not regain compliance with these requirements prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting.

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

We have required the holders of our PIPE Convertible Notes on two occasions to waive requirements under the instruments and related agreements in order to avoid being in default on the PIPE Convertible Notes, and there is no assurance such holders will agree to future waivers if fall out of compliance with the requirements set forth in such instruments.

We currently have outstanding an aggregate of $8,155,625 in principal amount of PIPE Convertible Notes. In August and November 2024, the holders of our PIPE Convertible Notes have agreed to waive requirements under the instruments and related agreements in order to avoid having us be in default on the PIPE Convertible Notes. The waiver we received in November 2024 requires us to comply with the continued listing requirements of the Nasdaq Stock Market before January 15, 2025; provided that with respect to the minimum bid price requirement to the extent we are in compliance with all other Nasdaq Stock Market listing requirements and have filed a preliminary proxy statement to hold a special meeting to vote on a reverse stock split to remedy the bid price failure, the waiver shall be extended to March 15, 2025. As such, we will be required to satisfy the stockholders’ equity and MVPHS requirements prior to January 15, 2025 or receive another waiver from the holders of our PIPE Convertible Notes, or we will be in default on the PIPE Convertible Notes, which would accelerate the PIPE Convertible Notes and allow the holders to convert the PIPE Convertible Notes at the “Alternate Conversion Price” which is equal to the lesser of (i) the Conversion Price then in effect, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all sales of unregistered equity securities during the period have been disclosed on Form 8-K.

On August 13, 2024, the Company entered the Waiver with its PIPE Investors as described in Item 5. Other Information below. In connection with the Waiver, the Company issued an aggregate of 192,151 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 157,582 shares in satisfaction of outstanding interest payments. The issuances were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

In addition, pursuant to the Purchase Agreement, as amended by the Waiver (described below) each PIPE Investor has the right, but not the obligation, to require that, upon notice, TruGolf Holdings sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”); provided that, the principal amount of the additional PIPE Convertible Notes issued at each Additional Optional Closing must equal at least $250,000. If a PIPE Investor has not elected to effect an Additional Optional Closing on or prior to August 30, 2025, such PIPE Investor shall have no further right to effect an Additional Optional Closing under the Purchase Agreement.

On August 13, 2024, the Company entered into those certain waiver and amendment agreements (the “Waiver”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 14, 2024; (ii) extend the date by which the Additional Optional Closings may occur until 11 months from the effective date of the initial Registration Statement; (iii) permit the Company to raise debt financing from its affiliates through non-convertible, unsecured notes with a maturity date that is later than the maturity date of the PIPE Convertible Notes; (iv) waive certain registration failures until September 3, 2024 and permit the issuance of common stock to satisfy certain registration failures; and (v) allow the Company to satisfy the interest payments due April 1, 2024, July 1, 2024 and October 1, 2024 from the issuance of common stock or by allowing such amounts to be added to the principal amount of the PIPE Convertible Notes, at the option of the PIPE Investors. In addition, certain PIPE Investors agreed to acquire additional PIPE Convertible Notes without regard to any volume or price requirements in the instruments. In connection with the Waiver, the Company issued an aggregate of 192,151 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 157,582 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, the Company entered into those certain amendments to the Waivers (the “Amendments”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 21, 2024; and (ii) waive certain registration failures until October 3, 2024. In addition, the PIPE Investors waived any breaches or defaults that may have occurred or will occur solely as a result of the Company’s failure to comply with the continued listing requirements of the Nasdaq Stock Market due to: (i) the Company’s failure to meet the stockholders’ equity requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, (ii) the Company’s failure to meet the market value of publicly held shares requirement for continued listing, provided that the foregoing waiver shall expire on January 15, 2025, and/or (iii) the Company’s failure to meet the minimum bid price requirement for continued listing; provided that the foregoing waiver shall expire on January 15, 2025; provided further that to the extent the Company is in compliance with all other Nasdaq Stock Market listing requirements and has filed a preliminary proxy statement to hold a special meeting to vote on a reverse stock split to remedy the bid price failure, the waiver shall be extended to March 15, 2025. In connection with the Amendment, the Company issued an aggregate of 116,959 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 65,790 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, certain PIPE Investors agreed to purchase additional PIPE Convertible Notes in aggregate principal amount of $3,300,000 for aggregate proceeds of $2,970,000. In connection with the foregoing, the Company agreed to repay an aggregate of $2,496,686 in outstanding debt and transaction expenses.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report of Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation of New TruGolf incorporated by reference to Annex C to the proxy statement/prospectus filed on December 29, 2023.
3.2	Bylaws of New TruGolf (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on February 6, 2024).
10.1*	Form of Waiver and Amendment Agreement.
10.2*	Form of Amendment to Waiver and Amendment Agreement
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 14, 2024

