Form 10-K
period 2024-12-31
TruGolf Holdings, Inc.
filed 2025-04-15
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 001-40970

TRUGOLF HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3269086
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

60 North 1400, West Centerville, Utah 84014

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (801) 298-1997

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	TRUG	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $4.9 million computed by reference to the price at which the common stock was last sold ($1.12 per share).

The registrant had 29,881,672 shares of common stock outstanding as of April 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

TRUGOLF HOLDINGS, INC.

2024 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	the outcome of any known and unknown litigation and regulatory proceedings, including the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against the Company;
●	the ability to regain compliance with and thereafter maintain the listing of the Company’s common stock on The Nasdaq Stock Market;
●	changes adversely affecting the business in which the Company is engaged;
●	the Company’s projected financial information, growth rate, strategies, and market opportunities;
●	the ability of the Company to meet its future capital requirements to fund its operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and its sources and uses of cash;
●	the Company’s ability, assessment of, and strategies to compete with, its competitors;
●	the Company’s reliance on third-party service providers;
●	the Company’s estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the Company’s ability to maintain and protect its intellectual property;
●	changes in applicable laws or regulations affecting the Company and/or its business;
●	the risk of disruption to the Company’s current plans and operations, including, but not limited to, as a result of any business description due to political or economic instability, pandemics or armed hostilities or a business disruption resulting from a cybersecurity attack; and
●	other factors disclosed under the section entitled “Item 1A - Risk Factors” in Part I of this Annual Report on Form 10-K.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2024, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to TruGolf Holdings, Inc., a Delaware corporation (“TruGolf”), and its wholly owned subsidiaries, including TruGolf, Inc., a Nevada corporation (“TruGolf Nevada”) and TruGolf Links Franchising, LLC (“Links”), a Delaware limited liability company.

Our Business

Our Corporate and Acquisition History

TruGolf Nevada, was formed as a Utah corporation on October 4, 1995, under the name TruGolf Incorporated, and was a subsidiary of Access Software. On June 9, 1999, TruGolf Nevada changed its name to TruGolf, Inc. Upon the acquisition of Access Software by Microsoft Corp. in August 1999, the core programming and graphics team of the LinksTM video game series were spun out to TruGolf Nevada.

Effective on April 26, 2016, TruGolf Nevada filed Articles of Merger with the State of Utah, Department of Commerce, and on April 28, 2016, TruGolf Nevada filed Articles of Merger with the Secretary of State of Nevada, pursuant to which TruGolf, Inc., a Utah corporation, merged with and into TruGolf Nevada, pursuant to a Plan of Merger. TruGolf Nevada was the surviving corporation and, in connection with the Plan of Merger, TruGolf Nevada affected a four-for-one forward stock split of its outstanding common stock.

TruGolf Holdings, Inc. (f/k/a Deep Medicine Acquisition Corp.) (“TruGolf”, and together with its subsidiaries, the “Company”), was incorporated on July 8, 2020, as a Delaware corporation and formed for the purpose of effecting a business combination, with no material operation of its own.

On March 31, 2023, we entered into an Agreement and Plan Of Merger (the “Merger Agreement”) with Deep Medicine Acquisition Corp. (“DMAQ”), a Delaware Corporation, DMAQ Merger Sub Inc. (“Merger Sub”), a Nevada corporation and a wholly-owned subsidiary of DMAQ, Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as DMAQ’s representative, Christopher Jones, an individual, in the capacity as TruGolf Nevada’s representative, and TruGolf Nevada (together, the “Merger Parties”). On July 21, 2023, the Merger Parties entered into an Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”), pursuant to which the Merger Agreement was amended and restated to provide, among other things, that (i) contingent earnout shares will be issued after the Closing, if and when earned, upon the Company meeting the milestones specified in the Restated Merger Agreement, rather than being issued at the closing of the merger and being placed into escrow subject to potential forfeiture; and (ii) the share price of the Company’s common stock used in the calculation of the number of shares to be issued to the Sellers as merger consideration shall be $10.00, as opposed to the price at which the Company redeems the shares of common stock held by its public stockholders in connection with the closing of this business combination.

On January 31, 2024, we consummated the business combination (the “Closing”) contemplated by the Restated Merger Agreement and Merger Agreement, dated as of July 21, 2023, by and among the Merger Parties. As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf Nevada, with TruGolf Nevada surviving the Merger as a wholly-owned subsidiary of TruGolf, and (ii) TruGolf’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. TruGolf’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker “TRUG” on February 1, 2024.

General

The Company has been creating indoor golf software for 40 years. Since 1999, we have focused on establishing residential and commercial golf simulation as a viable industry, and since 2007, we have focused on fabricating custom golf simulators for luxury clients. Part of our initial strategy included partnering with hardware inventors to provide them with world-class software. Over time, we found that it was not viable to rely on these early hardware inventors alone, we also began building and selling our own hardware. In addition, we are working with a video game company to utilize their new dynamic graphics engine which will enable us to bring photorealistic golf courses to life through our E6 software. In addition, we have developed multiple sources and 3rd party manufacturers for the raw materials or parts for our products, including but not limited to, steel or aluminum frames, fabric, turf, screens, projectors, PCs, cameras, lasers, infrared sensors, and supporting subsystems. The availability of the frames and fabric from our principal provider, Allied ES&A (“Allied”), has been increased as they have moved into a much larger facility directly located in a large employee base community and we have entered into negotiations with a second supplier in order to provide alternative sourcing if needed. A third supplier, Impact Signs, has also been used in the past and the Company believes that it could purchase turf, and screen supplies from them as well if needed. Both turf (Controlled Products), and screen suppliers (Allied), are so specialized that we have come to rely on one vendor for each, respectively. Projectors (TV Specialists), PCs, lasers, IR sensors and other systems come from multiple suppliers with no historical delay in supply. We have 2 primary suppliers of cameras, IDS and Basler, and have integrated products from both in the Apogee Launch Monitor (“Apogee”) unit to ensure the greatest availability possible.

Market For Indoor Golf

We believe that it is important to understand the macro-economic trends of indoor golf as a sport, as a culture, and as a movement, to better understand the market for our indoor golfing simulators and software. According to the National Golf Foundation (the “NGF”), golf is the largest participation sport in America, with 41 million active golfers over six years old, and has had a growth rate adding 3 million new golfers in each of 2021 and 2022. However, according to the NGF, in 2022, there were over 15.5 million golfers that participated exclusively in off-course golf activities, such as driving ranges, indoor golf simulators, or golf entertainment venues, and only 13 million people who played exclusively on a golf course. According to NGF, a total of 17.8 million people who did not play golf in 2021 said they are “very interested” in playing golf on a golf course. According to a January 26, 2023, article from the NFG, the off-course golfers increased more significantly, with a 13% year-over-year jump, compared with a 2% rise in on-course participation. As reported, the total off-course market in 2022 of approximately $27.9 million has for the first time eclipsed on-course play.

The total addressable market for golf products in 2022 was an estimated $1.4 USD Billion, and with a CAGR of 11.05% is forecast to reach $3.8 USD Billion by 2031. Econ Market Research estimates that North America represents 36%, Europe 28%, Asia Pacific 22%, and Middle East and Africa 7% of total global market share in 2022. In this same report they have found that TruGolf currently maintains a 4.28% market share. They also noted that 69% of the total market is from Indoor Golf Simulators, while 31% is from Outdoor Golf Simulators in 2022 with a slight shift of 1% towards Outdoor Golf Simulators by 2031. While it is not directly stated in the Econ Market Research study, we consider revenue from both SaaS software and Data Analytics to be included in the overall total addressable market for golf products. Our planned products are aligned directly with these findings as our Apogee launch monitor is an indoor only, and ceiling mounted device ideally for commercial facilities, yet equally beneficial to residential use. Our software, both E6 Connect and Apex have power tools for commercial facilities to make playing, improving and enjoying golf easier than ever. While our software is available on 90% of hardware in the market this allows us to access customers for use indoor, outdoor, and residential, as well as commercial. In addition to these hardware and software solutions targeting directly the market segments we will be launching a franchise solution to capitalize on the powerful demand for commercial offerings.

We believe there are many reasons for the decline in outdoor rounds of golf being played and the simultaneous increase of indoor rounds of golf, including (i) the major costs of running a golf course (and consequently the costs of playing outdoor golf), including environmental factors making outdoor golf increasingly costly and requiring more and more water for vegetations, as temperatures across the United States increase, even as available water has generally decreased, (ii) the closing of over 100 golf courses every year (NGF) and (iii) the challenge in finding available daylight hours with so many golfers and so few golf courses, especially in light of the lengthy time period required to play a full outdoor course (www.ngf.org). We believe that all of these factors combine to create a significant opportunity to capitalize on a growing sport, a growing segment of that sport, and a convergence of demand and popularity seldom seen in virtual participation athletics – indoor golf.

Current Operations

We currently leverage a bifurcated branding strategy by both (1) selling indoor golf simulator hardware under our TruGolf brand, which hardware includes our E6 Connect and E6 Apex software; (2) selling our E6 Connect software separately for use on other companies’ hardware, and (3) franchising indoor golf simulation facilities. In the future, we also intend to create a “Virtual Golf Association” of online players, and leverage our access to swing data.

Our Products

Hardware

Portable – Our Vista Series, which are portable indoor golf simulators, immerse players in realistic gameplay and are designed to be easily assembled and disassembled. These portable lightweight aluminum frame indoor golf simulators use a matte-box design that blocks ambient light and gives the Vista Series the same image quality as high-end golf simulation units, but for a much lower price. Our Vista Series currently includes a High-Definition, 720p projector (upgradeable to a 1080p version), as well as the option for a touch screen and a turf surface. All of our Vista Series products come with a two-year limited warranty. Our Vista 12 model is shown below.

Our TruGolf MAX is sold standard with an edge-to-edge 15’ impact screen that brings the most famous courses in the world to your home in stunning high-definition. The fabric enclosure is Dawn Patrol, a stately navy that will transform your room with a country-club approved aesthetic. Complete with a 5x12 tee-box and TruGolf’s first-cut flooring, this system makes it easy to work on your game year-round. Each TruGolf MAX system is sold with an APOGEE Launch Monitor. The size and scale brings our E6 software to life – without the need for professional installation. Our TruGolf MAX model is shown below.

Professional – Our Signature and Premium indoor golf simulators include complete, permanent enclosures, including three high-speed cameras to capture ball flight with high accuracy. Our professional golf simulators include high-end projectors with high visual quality (1080p) providing better visuals, built-in computers and touchscreen, premium turf and audio. These simulators use our TruFlight 2 ceiling mounted Launch Monitor that captures club and ball data for both right-handed and left-handed golfers. Utilizing three cameras, the TruFlight 2 system captures club and ball data simultaneously, for considerable accuracy, allowing users to shape their shots akin to how they would outdoors. Below are images of our Signature (left) and Premium (right) indoor golf simulators.

Commercial – We offer commercial software and hardware solutions, working with our commercial customers to help design their facilities and find the right audio/video solutions for their customers. Hardware solutions can include multiple simulators of varying sizes, as well as arcade-style games. Software solutions include a Product Launcher that prevents a user from accessing the PC interface, while making game selection and launching easier, a Clubhouse solution that allows clients to host and manage tournaments, and commercial administration tools to manage multiple simulators from one networked PC.

Custom – We also offer custom indoor golf simulation products which can be designed for everything from luxury-residential applications to high volume commercial usage facilities. The customized products, with installation, may cost anywhere between $10,000 and $100,000, depending on the size, design, nature and volume of usage. We consult with clients on a design we can build from spec and then work with the customers’ contractors, through an installation supervisor, to install, calibrate and train customers on the use of their custom simulators. Historically we have completed most installations ourselves but have recently outsourced approximately 30% to third-party installers. Below is an example of a custom installation.

Leading our hardware offering is our Apogee. Many competitors use mobile launch monitors that must be set on the floor behind, or to the side of a golfer, leaving them prone to being kicked or bumped, often requiring a re-calibration and creating a generally unstable and unpredictable solution. Our launch monitor was designed from its inception to provide not only a highly accurate swing analysis and realistic golfing experience, but also an easy solution to install, play, and maintain, for indoor golf. The accuracy of Apogee is created through features like our patent-pending club path measurement, stereoscopic resolution optimized camera system, and instant impact ball launch (“Instant Impact”) to digital display response. An equally vital ingredient to an accurate golf experience comes from our “Instant Impact Replay,” an in-game scrubbable video replay allowing users of any skill level to see exactly what their club did, including positive aspects and flaws, in order to achieve the ball path and spin portrayed on screen creating the ability to give instructions to users.

Another component of our hardware which we believe provides us with a competitive advantage is based on ease-of-use, which begins with auto-calibration, and includes everyday usability, along with general troubleshooting and maintenance. Our hardware’s installation is simple, beginning with a proprietary mounting bracket that a layperson can drill in their ceiling or on a standard projector mount, then the Apogee device, which weighs less than 30 pounds and can easily be inserted onto rails securely holding the device to the bracket. Once the hardware is in place, the user places a piece of paper on the ground under the device and pushes a button to begin the auto-calibration. What historically took approximately 20 to 30 minutes on our TruFlight system (which is still used in our portable systems) can now be accomplished in less than five minutes. This auto-calibration function continues throughout the play on the system, as every time a player places a golf ball in the impact zone, there is rapid calibration verification, again ensuring easy and accurate maintenance.

In the game of golf there is a concept known as Pace of Play (“POP”). A normal 18-hole outdoor game of golf takes approximately three hours; such POP can be reduced to one hour indoors. We help our users reduce this time even more by use of our proprietary “Laser Launchpad,” which has a faster setup, and not only indicated where a user should place the ball to ensure successful swing capture but also turns off as soon as the ball is placed correctly and the software is ready to go, preventing a player from taking their eye off the ball to look at the screen to verify preparedness. This increases POP and also increases the authenticity of the player experience by avoiding doubts as to whether or not the system is ready and instead allowing a player to focus on their swing. The second innovative element in our product affecting POP is our Instant Impact ball flight processing system (as discussed above). Additionally, our proprietary on-board Apogee Voice Accelerator reduces POP by enabling players to avoid using a mouse or touchscreen and allowing them to simply use their voice to execute the most common functions including taking a Mulligan, making club changes, effecting lateral pin adjustments, observing swing analysis, and making environmental adjustments, such as time of day and cloud cover.

By providing our own Apogee launch monitor, we expect to be able to unlock exclusive features in the forthcoming version of our E6 Connect software, including dynamic course visuals, robust club path, ball reaction analysis, and visual enhancements, leveraging augmented reality and artificial intelligence breakthroughs.

Multi-Sport – We also offer a separate hardware device which allows users to play multiple games known as “Multi-Sport”. This allows users to play soccer, football, hockey, frisbee and Frisbee golf, zombie dodgeball and light gun target games through our hardware. These games are arcade-style mini games with fun simple challenges designed for any age or ability level. This allows users of our hardware to purchase this additional hardware that goes with our golf simulators and offers different games for their customers.

Software

We pair our hardware with our internally developed E6 Connect and E6 Apex software, which may also be purchased separately. We believe that E6 Apex is the highest-quality, most lifelike and customizable golf simulator software ever created. It can be used with launch monitors to teach or train users on the driving range, to compete in leagues and online events at a commercial facility, or to just play fun indoor golf games at home with friends and family.

Our E6 Connect and E6 Apex software offers traditional modes of play like: Stroke, Scramble, Best Ball, Stableford, and Match Play. In addition, we offer exciting mini games like Closest to the Pin, Demolition Driving Range, Long Drive, Blackout, Horse, and 301. We also have a Clubhouse Module designed to help run leagues and indoor facilities. The remote web-application lets users create leagues or events while checking on the usage statistics of that simulator. Another powerful solution provided by E6 Connect is a web-enabled second screen data analytics performance portal enabling individual players to make the most of their longitudinal data.

Additionally, we have recognized that since golf is not the only sport of interest, and we have leveraged the power of our hardware and software platform to create a collection of multi-sport games, we have found that not only does this drive family-friendly value for residential installs but dramatically expands the target audiences for commercial facilities.

The E6 Apex software, with the use of a powerful new graphics engine, allows us to recreate photo-realistic, and accurate recreations of actual-world golf courses. The dramatic elements that bring these courses to life include: animated wildlife, trees, flowers and bushes that move in the wind and change with the seasons, dynamic time of day changes, including sun position, procedural shadows, cloud interaction with 3-D panoramic landscapes, and the resulting array of stunning lighting effects on some of the most beautiful golf courses in the world. We strive to provide pixel accurate versions of the golf courses we offer, including accuracy of within 2 inches on the fairways, and 2 centimeters on the greens. We have found that this level of accuracy enables golfers to become familiar with every hole and hazard on the course and also unlocks our true handicapping system that can bridge the gap between indoor and outdoor play. This is something that lower quality, lower price point, fantasy simulator solutions do not provide.

Our proprietary physics and gaming engine, developed through four decades of continuous innovation, research, and collaboration with golfers, represents a foundational element of our technology platform. This advanced engine delivers highly precise ball flight, bounce, roll, and object collision dynamics, all of which can be influenced by a range of customizable environmental factors, including elevation, humidity, and wind conditions. These sophisticated simulations are further enhanced through integration with our swing analysis technology, enabling users to access critical performance data and advanced video replay capabilities via our Apogee system. This feature provides users with real-time, on-demand visual feedback for every swing, offering unparalleled insight into swing mechanics and outcomes — functionality that is fully integrated throughout the E6 Connect and E6 Apex platforms and is unmatched by competitors.

In addition to building our E6 Connect and/or E6 Apex software into each of our hardware offerings, we also sell our E6 Software directly to customers and provide our competitors with authorized resale options of our E6 Software. E6 Connect is available for PC and iOS Users. E6 Connect offers more than 100 world-class golf courses, four driving ranges, and numerous mini-games.

Plans for Future Operations

Expansion into Franchises

Moving forward, we plan to franchise the right to build and create indoor golf entertainment venues, including customized golf hardware and software (i.e. golfing bays and golf range bays), and the option to purchase food and beverages. We currently plan to sell branded and non-branded merchandise at these future locations, and allow for large group events, coaching, data driven club sales, and “gamified” tournaments. We have already built a proprietary bay booking and food and beverage ordering app for use from our future commercial and franchise operators.

We believe that one of the benefits of our indoor golf franchises will be the reduced space and infrastructure required to create such facilities, which we anticipate being as small as 5,000 square feet and as large as 32,000 square feet and requiring relatively minimal infrastructure and buildouts other than our custom indoor golf hardware. This is as compared to stand-alone driving ranges or golf courses which cost significantly more to build and implement and require a substantial amount of infrastructure and land.

We anticipate that future franchise locations will also operate as authorized resellers, featuring showroom spaces where prospective customers can experience our hardware and software offerings. Under this model, franchisees would receive commissions on all related hardware and software sales originating from their locations. A key component of our planned franchise program, which we believe will have a significant impact on the financial viability of individual franchises, is a pre-sales requirement designed to ensure profitability prior to the commencement of operations. Specifically, franchisees will be required to secure a minimum level of monthly recurring subscriber revenue sufficient to cover anticipated operating expenses for a defined period. We believe this approach will position each franchise location for profitability upon launch and mitigate the risk of unsuccessful or underperforming franchise operations.

Virtual Golf Association

Our Virtual Golf Association (“VGA”) is designed to leverage our extensive experience in networked gameplay and online golf simulations to establish a scalable digital golf platform, including future integration with emerging metaverse technologies. The VGA will serve as the governing body for digital golf events hosted within the E6 Connect ecosystem, facilitating global participation in competitive and recreational formats. Through the VGA, users will have the ability to engage in virtual golf experiences with other players worldwide, compete head-to-head, and challenge historical scoring data from professional golfers on real-world golf courses.

Planned VGA events are expected to include a range of competitions such as VGA tour events, professional esports golf tournaments, intercollegiate simulator championships, and American Junior Golf Association-sanctioned events. The VGA will operate under a structured point-based system modeled after the PGA Tour’s FedEx Cup, whereby players accumulate points through event participation and performance-based outcomes. Leading point earners will qualify for a VGA Tour Championship at the conclusion of each competitive season.

The foundational infrastructure for VGA events is currently operational, with various formats—including stroke play, long drive, and closest-to-the-pin contests—available to our network of over 350,000 E6 Connect users. Future development phases will focus on formalizing a comprehensive VGA season framework that tracks cumulative points across multiple events and implementing a comparative performance dashboard to enhance user engagement and competitive transparency.

Data Analysis

We intend to leverage the extensive swing data we have been collecting through our E6 software platform since 2017, encompassing personal performance baselines, improvement metrics, and longitudinal analysis. We believe this substantial dataset offers significant value to users, equipment manufacturers, and other industry stakeholders by providing insights into performance trends, consumer behavior, purchasing intent, and geographic patterns within a highly engaged and affluent user base.

We are currently engaged in preliminary discussions with a third party regarding potential opportunities to monetize this data; however, as of the date of this filing, no definitive agreements have been reached.

Sales Overview

Our sales operations are centralized at our corporate headquarters in Centerville, Utah. The internal sales team is responsible for managing both individual customer relationships and consulting with commercial facilities through a structured, territory-based system. The United States is divided into defined sales territories, enabling each representative to focus on building and maintaining a network of key relationships within their assigned regions.

In addition to managing their territories, each sales representative is assigned one or two national channel partners with whom they collaborate to cultivate strategic relationships that generate new business opportunities. These partnerships complement leads generated through our marketing initiatives and are aligned with industries and markets that are strategically relevant to our product offerings.

We intend to leverage these partnerships to support our long-term growth strategy, including expansion into international markets. Targeted sectors for sales growth include residential home construction, golf courses (both pro shops and private clubs), audio/visual integration firms, commercial real estate (including office spaces and shopping centers), government entities, educational institutions and municipalities, large national accounts (such as chain and warehouse retailers), and national entertainment and recreational centers.

In addition to our internal sales operations, we maintain a longstanding network of resellers spanning multiple international regions, including Europe, Australia, and Africa. Recently, we entered into a joint venture agreement to expand our presence in Asia. To date there has been no funding or activity on our side with regards to the joint venture. Domestically, we have an established reseller network across the United States and Canada, as well as a limited but developing presence in Latin America. This global reseller network has been cultivated over the past decade, and we remain committed to strengthening and expanding these relationships.

As part of our growth strategy, dependent on our receipt of new capital, we intend to work toward the establishment of a TruGolf regional office serving Europe, the Middle East, and Africa (EMEA). This initiative is designed to facilitate our transition from a traditional reseller model to a more structured network of exclusive distributor partnerships within these key international markets.

Growth Strategy

The Company is currently utilizing available funding to support the ongoing development and production of its software and hardware product lines. Sales are anticipated to increase as new generations of the Company’s software and hardware are brought to market. Additionally, the Company has allocated funding toward the expansion of the Company’s manufacturing capabilities at its facility located in Salt Lake City, Utah.

At present, approximately 80% of the Company’s marketing and sales efforts are directed toward lead generation through a variety of channels, including search engine optimization (SEO), pay-per-click (PPC) advertising, organic and paid social media campaigns, and public relations efforts, including earned media and celebrity endorsements. Any cash on hand is expected to be used to enhance and expand these initiatives, with a particular focus on increasing the Company’s presence and reach across social media platforms. Marketing plans will be strategically tailored to each product and service within the Company’s portfolio and will evolve in alignment with available resources and the Company’s ongoing growth.

Our primary objective is to drive engagement, advocacy, and sales of our product portfolio, with an initial focus on expanding our Apogee hardware rollout and reinforcing our software’s market penetration, while also continuing to roll out our planned franchise offering, the VGA and working to monetize our swing and other data.

Our secondary marketing objective is to increase overall awareness and reputation of our collective products and brand in each vertical to drive consumer preference and adoption.

Our primary target market consists of males over the age of 34; however, additional market segments, including females, young adults, and individuals new to the sport of golf, represent emerging and growing areas of opportunity for the Company’s products and services.

We continue to use blogs and social media to bolster our brand image, create more domain authority, and drive more organic traffic through our websites. We also hope that blogs and social media posts will funnel new users into our digital retargeting campaigns and will be used as a source to supply new newsletter subscriptions.

We also offer promotional giveaways to drive subscribers to our blog and social media offerings, grow and replenish email lists, increase website traffic, and drive brand awareness.

Plan of Operations

The Company’s strategic plan focuses on the extensive promotion of its hardware device, Apogee, while aligning marketing, sales, manufacturing, installation, and service operations to effectively manage customer demand and address challenges commonly associated with new product launches. In parallel, the Company continues to optimize its service and installation teams through organizational realignment and the allocation of additional resources to manage seasonal fluctuations in workload.

Furthermore, the Company is actively implementing new marketing initiatives, including the launch of a redesigned website, expanded paid social media campaigns, ongoing public relations initiatives, and the engagement of new brand ambassadors. Notably, the Company has partnered with former Dallas Cowboys football players Ezekiel Elliott and Brice Butler to enhance brand visibility and market reach.

While continuing to focus on the roll out of Apogee, supported by increased marketing budgets and expanded sales channels, including international markets, the Company has also introduced its newest software platform, E6 Apex. As part of its international growth strategy, the Company plans to open a regional office serving EMEA, formalize two additional international distributor partnerships, and establish its newly announced joint venture office in Asia.

In addition, the Company plans to launch a series of new VGA online tournaments in collaboration with new strategic partners, with onboarding efforts for these partners currently underway. The Company has also formally launched E6 Apex, representing a significant advancement in its software offerings, and announced the upcoming release of several new products, including the next generation of Apogee, the Mini Trainer, and portable frame systems designed to support Apogee units. Concurrently, the Company has begun the process of phasing out legacy launch monitor products, such as TruTrack and TruFlight, as part of its broader product modernization strategy.

Historically, the fourth quarter represents the Company’s strongest sales period, driven by holiday-related purchases and increased demand from golfers preparing for the off-season. As a result, the Company’s marketing and sales initiatives are significantly expanded during this period, along with corresponding increases in manufacturing, logistics, installation, and customer service activities to support heightened demand.

Additionally, the first quarter of each fiscal year is typically a critical extension of this busy season, as the Company focuses on fulfilling previously booked orders, ramping up installations, and completing training programs for distributors to support ongoing sales growth and collections activities.

Competition

The Company operates in a highly competitive market, with numerous competitors offering both hardware and, in some cases, reselling the Company’s E6 software. Key competitors include Trackman, FullSwing, Foresight, GolfZon, Uneekor, Garmin, FlightScope, SkyTrak, and Voice Caddie.

These competitors can generally be divided into two primary categories:

1.	Indoor or Fixed Launch Monitors: This category includes products from Uneekor, FullSwing, FlightScope, and Foresight, which are typically sold through resellers that also provide the necessary complementary components, such as turf, frames, screens, and other required technology to operate the launch monitors. These fully integrated solutions generally range in price from approximately $10,000 to $50,000.

2.	Indoor/Outdoor or Portable Launch Monitors: This category comprises devices that can be positioned on the ground, either behind or to the side of the golfer, for use in both indoor and outdoor settings, such as driving ranges or golf courses. Competitors offering products in this segment include Trackman, FullSwing, FlightScope, Foresight, Garmin, and Voice Caddie. These standalone devices are typically priced between $600 and $20,000.

Among these competitors, Trackman, GolfZon, Uneekor, and FullSwing have also introduced their own proprietary software solutions, which are sold separately from hardware. These providers typically charge additional fees for software access, ranging from approximately $300 to $5,000, with most fees structured as annual recurring subscriptions.

In addition, there are several software-only competitors, including GSPro, The Golf Club, and World Golf Tour, which focus solely on virtual golf software and generally offer annual subscription models priced between approximately $200 and $1,000.

Our Competitive Strengths

TruGolf believes it possesses significant competitive advantages in both technology and industry expertise when compared to other market participants. The Company’s executive leadership team brings extensive experience in the software sector, including backgrounds with major firms such as Microsoft and Access Software.

The Company’s flagship software, E6 Connect, has emerged as a leading golf simulation operating system and is widely compatible for use with nearly every major launch monitor available in the marketplace. Having developed and sold golf simulation software for nearly 40 years, TruGolf’s longstanding presence and expertise in this domain represent one of its most significant competitive advantages. This broad compatibility of E6 Connect also enhances the reach and impact of the Company’s Virtual Golf Association (VGA), providing a competitive edge over hardware-only providers.

Additionally, TruGolf has been engaged in the design, manufacturing, and sale of proprietary hardware for over 20 years, allowing the Company to offer fully integrated hardware and software solutions. This combination strengthens TruGolf’s position in the marketplace, particularly as hardware and software bundles become increasingly important to customers.

Recent upgrades to the Company’s manufacturing facilities and the establishment of new corporate offices are expected to further enhance production capabilities and operational efficiency in delivering golf simulator products. Moreover, TruGolf has cultivated strong, longstanding relationships with leading institutions and suppliers worldwide, further supporting its competitive position and ability to scale.

Seasonality

The Company’s operations are subject to inherent seasonality, as its products are designed to enable golfers to play indoors when outdoor conditions are unfavorable due to inclement weather, particularly during winter months in regions such as the Midwest, Northeast, and Northwest areas of the United States. As a result, the Company has historically experienced increased product usage and higher sales volumes during the first and fourth quarters of each fiscal year.

In response to these seasonal demand patterns, the Company typically increases its marketing, sales, and customer service activities during the third and fourth quarters, while expanding production, logistics, and installation operations in the first quarter to fulfill heightened demand.

The Company expects these seasonal trends to continue in future periods, notwithstanding occasional internal delays related to new product launches, such as Apogee, or broader non-seasonal economic factors that may arise. The Company’s expectation that first and fourth quarter seasonality will remain consistent is based on the persistent cold and wet weather patterns that affect large geographic areas across North America, Europe, and Asia.

Government Regulation

The Company is subject to a broad range of U.S. federal, state, and foreign laws and regulations, many of which are evolving and continue to be tested in courts. These laws and regulations may be interpreted in ways that could adversely impact the Company’s business and operations. Key areas of regulation include, but are not limited to, user privacy, data protection, consumer information privacy, and laws governing unfair and deceptive trade practices.

U.S. federal and state laws and regulations, some of which may be enforced by both governmental agencies and private parties, are constantly evolving and subject to significant change. The application, interpretation, and enforcement of these legal requirements are often uncertain, particularly given the emerging and rapidly evolving nature of the industries in which the Company operates. Additionally, these laws and regulations may be applied inconsistently across different jurisdictions and may not align with the Company’s current policies and practices.

The Company’s sales of golf simulators and related products are subject to oversight and regulation by various entities, including the Federal Trade Commission (FTC) and the Consumer Product Safety Commission (CPSC), as well as other federal, state, local, and foreign regulatory authorities. These laws primarily govern product labeling, advertising, marketing, manufacturing, safety, shipment, and disposal. Furthermore, because certain components used in the Company’s products are imported, the Company is subject to import regulations and international trade laws.

In addition to the foregoing, the Company is subject to other regulatory regimes, including environmental laws, employment regulations, privacy and cybersecurity laws, environmental health and safety regulations, licensing and operational requirements, the Foreign Corrupt Practices Act (FCPA), and similar anti-bribery and anti-kickback laws. The adoption of new laws and regulations, or new interpretations of existing laws, could materially impact the Company’s operations and compliance requirements.

To date, the costs of compliance with applicable laws and regulations have not had a material adverse effect on the Company’s operations, and the Company believes it is in substantial compliance with all current legal and regulatory requirements. However, given the nature of the Company’s operations and the continually evolving regulatory landscape, the Company cannot predict with certainty whether future material capital expenditures or operating costs will be required to maintain compliance with applicable regulations.

Intellectual Property

The Company regards its trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and other forms of intellectual property as critical assets essential to its success. To protect these assets, the Company relies on a combination of trademark, copyright, and patent laws, as well as trade secret protections and confidentiality and/or license agreements with employees, customers, partners, and other third parties. The Company owns an issued U.S. patent which is expected to remain in force until 2038, and several pending patent applications that may ultimately be issued and would expire between 2042 and 2045. The Company has also registered or applied for registration of various U.S. domain names, trademarks, service marks, and copyrights.

However, effective protection of trademarks, service marks, copyrights, patents, and trade secrets may not be available in every jurisdiction where the Company’s products are offered. The Company has previously licensed, and may continue to license in the future, certain proprietary rights—such as trademarks and copyrighted materials—to third parties. Although the Company seeks to maintain brand quality through such licenses, there is no assurance that licensees will not engage in conduct that could materially and adversely affect the value of the Company’s intellectual property or reputation, which may, in turn, have a material adverse effect on the Company’s business, prospects, financial condition, and results of operations.

Further, there can be no assurance that the steps taken by the Company to protect its proprietary rights will be sufficient or that third parties will not infringe upon or misappropriate its copyrights, trademarks, patents, trade dress, or similar proprietary rights. Additionally, other parties may assert claims of intellectual property infringement against the Company. The Company has been subject to such claims in the past and expects that it may face similar legal proceedings and claims in the ordinary course of business, including allegations that the Company or its licensees have infringed upon the trademarks or other intellectual property rights of third parties. Even claims that are without merit could result in the expenditure of significant financial and managerial resources, potentially impacting the Company’s operations and reputation.

Human Resources

We currently employ approximately 72 employees of which 71 are full-time and one is part-time, many of which started working remotely due to COVID-19 and continue to work remotely. In addition to the marketing and sales outlined above, we complete all product development of both hardware and software in house, including some light manufacturing and assembly, simulator installations, customer service, and logistics.

Facilities

The Company currently leases two facilities to support its operations. The primary facility, located in Centerville, Utah, houses offices for more than half of the Company’s staff, along with space for research and development, manufacturing, assembly, returns, and repairs. All proprietary hardware is assembled at this facility, with additional components, such as frames, fabric for simulator bays, turf, foam, and other technology, sourced from local and domestic suppliers.

The second facility, located in North Salt Lake, Utah, provides office space for the remainder of the Company’s staff, and serves as the primary location for finished goods inventory and logistics operations, including storage of assembled simulators.

The Company leases 19,381 square feet from Boulder Properties LLC under a three-year lease agreement entered into in December 2022. The lease initially covers a period of one year, with an option to extend for an additional two years. The monthly rent for the first year was $20,343, increasing to $24,615 per month in the third year. Additionally, the Company is responsible for its proportionate share of operating costs, currently approximating $3,000 per month. This lease also includes add-on finish work to accommodate the Company’s operational needs, including office space, research and development, and manufacturing and assembly functions.

In June 2023, the Company entered into a five-year triple net lease for approximately 13,000 square feet in North Salt Lake, Utah. This facility supports the customer support team and provides storage for assembled simulators. The first-year monthly rent under this lease was $10,457, with an agreed annual escalation of three percent in subsequent years.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. As of the date of this filing, the Company is not a party to any legal proceedings that, in the opinion of management, if determined adversely, would individually or in the aggregate have a material adverse effect on the Company’s business, operating results, financial condition, or cash flows.

Insurance

The Company maintains an insurance policy that provides customary coverage and protections, including professional liability, general liability, employee benefits liability, and coverage against claims related to technology products and services, as well as cybersecurity risks. The policy also includes product liability coverage, which extends to claims arising from technology-related issues, such as customer data breaches, copyright infringement, misrepresentation, and fraud, as well as claims associated with physical products and services sold through the Company’s website.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy and information statements and all amendments to those reports will be available free of charge through our website at www.trugolf.com.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as the term is used in The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore, we may take advantage of certain exemptions from various public company reporting requirements, including:

●	a requirement to only have two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis;

●-	exemption from the auditor attestation requirement on the effectiveness of our internal controls over financial reporting;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, have more than $700.0 million in market value of our capital stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. So long as we remain an emerging growth company, we may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in our filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. Readers of this Annual Report on Form 10-K should carefully consider the following risks and uncertainties in addition to other information in this Annual Report on Form 10-K in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. An investor in our common stock could lose all or part of their investment due to any of these risks.

Risks Related to Our Business and Industry

We depend on the strength of our brands.

We expect to derive substantially all of our sales from sales of branded products and services we own. The reputation and integrity of our brands are essential to the success of our business. We believe that our consumers value the status and reputation of brands we promote, and the superior quality, performance, functionality and durability that our brands represent. Building, maintaining and enhancing the status and reputation of our brands’ image is important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote our brands, which, in turn, depends on factors such as quality, performance, functionality and durability of our products and services, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may decide to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful.

Additionally, in order to expand our reach, we engage with third-party distributors. To the extent those third-party distributors fail to comply with our operating guidelines, we may not be successful in protecting our brand image. Product defects, product recalls, counterfeit products and ineffective marketing are among the potential threats to the strength of our brands and to protect our brands’ status we may need to make substantial expenditures to mitigate the impact of such threats.

Moreover, if we fail to continue to innovate to ensure that our products are deemed to achieve superior levels of function, quality and design, or to otherwise be sufficiently distinguishable from our competitors’ products, or if we fail to manage the growth of our on-line sales in a way that protects the high-end nature of our brands, the value of our brands may be diluted, and we may not be able to maintain our premium position and pricing or sales volumes, which could adversely affect our financial performance and business. We believe that maintaining and enhancing our brands’ image in new markets where we have limited brand recognition is important to expanding our consumer base. It we are unable to maintain or enhance our brands in new markets, then our growth strategy could be adversely affected.

We will need to raise capital in order to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

Our growth strategy is based upon increasing the number of our clients and our consolidated revenue by making successful acquisitions and integrating businesses that provide comparable or complementary cyber security services. As of December 31, 2024, our business was not profitable. Without adequate funding, a significant increase in revenue, and satisfaction of our outstanding payables, we may not be able to achieve profitability in the existing lines of business and attract further capital. As of April 14, 2025, we had available cash resources of approximately $9,000,000.

We expect to continue to finance our operations with available net operating cash flows and will need to raise additional capital in the future by issuing equity or other forms of securities, which could significantly reduce the percentage ownership of our existing stockholders and substantially dilute the equity of purchasers of our common stock in this offering. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock and may have a dilutive impact on the ownership interest of existing stockholders.

We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. Any failure to achieve adequate funding will delay our research & development and manufacturing efforts and could lead to difficulty in satisfying outstanding orders of our hardware and software, as well as prevent us from responding to competitive pressures or taking advantage of unanticipated acquisition opportunities. Any additional equity financing will likely be dilutive to stockholders, and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

The cost of raw materials, labor and freight could lead to an increase in our cost of sales and cause our results of operations to suffer.

Increasing costs for raw materials, labor or freight could make our sourcing processes more costly and negatively affect our gross margin and profitability. Wage and price inflation in our source countries could cause unanticipated price increases, which may be significant. Energy costs have fluctuated dramatically in the past and may fluctuate in the future. Rising energy costs may increase our costs of transporting our products for distribution and the costs of products we source from our independent suppliers. Our independent suppliers may attempt to pass their increased costs on to us, and our relationships with them may be harmed or lost if we refuse to pay such increases, which could lead to product shortages. If we pay such increases, we may not be able to offset them through increases in our pricing and other means, which could adversely affect our ability to maintain our targeted gross margins. If we attempt to pass the increases on to the consumers, our sales may be adversely affected.

Our international operations involve inherent risks which could result in harm to our business.

As we expand our business internationally a larger volume of our products will begin to be sold outside of the U.S. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions and countries in which our products are sold. This includes, for example, the uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes affecting tax laws and trade policy in the U.S. and elsewhere as further described in other risks in this section. The U.S. presidential administration has indicated a focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business and adversely affect our results of operations.

We rely heavily on supply chain reliability and predictability and continued disruption in our supply chain could have a material adverse impact on operations.

We rely heavily on supply chain reliability and predictability in producing, transporting and delivering our products. The COVID-19 pandemic, Ukraine war, the Israel-Hamas war, inflationary trends, shifts in consumer purchasing patterns, availability of transport, labor shortages in the shipping, trucking, and warehousing industries, port strikes, infrastructure congestion, equipment shortages and other factors have all contributed to delivery delays, greater costs and uncertainty in arranging and scheduling transport of our products. If we are unable to reliably and consistently arrange shipment and storage of our products, we may be unable to ship, deliver and store our products in which case, we will have to reverse sales and issue refunds to purchasers of our products. Changes in U.S. and international trade policies, including to import and export tariffs and trade policy agreements, to address supply chain issues or otherwise could also have a significant impact on our activities both in the United States and internationally. Supply chain disruptions and adverse consequences from aggressive trade policies could have a material adverse impact on our profitability and financial performance.

We face risks associated with operating in international markets.

We operate in a global marketplace and international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including but not limited to:

●	Foreign currency exchange rates;
●	Economic or governmental instability in foreign markets in which we operate or in those countries from which we source our merchandise;
●	Unexpected changes in laws, regulatory requirements, taxes or trade laws;
●	Increases in the cost of transporting goods globally;
●	Acts of war, terrorist attacks, outbreaks of contagious disease and other events over which we have no control; and
●	Changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls.

Any of these risks could have an adverse impact on our results of operations, financial position or growth strategy. Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Our employees and resellers could take actions that violate applicable anti-corruption laws and regulations. Violations of these laws, or allegations of such violations, could have an adverse impact on our reputation, our results of operations or our financial position.

Foreign exchange movements may also negatively affect the relative purchasing power of consumers and their willingness to purchase discretionary premium goods, such as our products, which would adversely affect our net sales. We do not currently use the derivative markets to hedge foreign currency fluctuations.

If we are unable to respond effectively to changes in market trends and consumer preferences, our market share, net sales and profitability could be adversely affected.

The success of our business depends on our ability to identify the key product and market trends and bring products to market in a timely manner that satisfy the current preferences of a broad range of consumers (either by enhancing existing products or by developing new product offerings). Consumer preferences differ across and within different parts of the world, and shift over time in response to changing aesthetics and economic circumstances. We believe that our success in developing products that are innovative and that meet our consumers’ functional needs is an important factor in our image as a premium brand, and in our ability to charge premium prices. We may not be able to anticipate or respond to changes in consumer preferences, and, even if we do anticipate and respond to such changes, we may not be able to bring to market in a timely manner enhanced or new products that meet these changing preferences. If we fail to anticipate or respond to changes in consumer preferences or fail to bring products to market in a timely manner that satisfy new preferences, our market share and our net sales and profitability could be adversely affected.

We may be unable to appeal to new consumers while maintaining the loyalty of our core consumers.

Part of our growth strategy is to introduce new consumers, including female and young consumers, to our brands. If we are unable to attract new consumers, including female and young consumers, our business and results of operations may be adversely affected as our core consumers’ age increases and purchasing frequency decrease. Initiatives and strategies intended to position our brand appeal to new, female and young consumers may not appeal to our core consumers and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new, female and young consumers while maintaining our brand’s image with our core consumers, then our net sales and our brand image may be adversely affected.

We depend on existing members of management and key employees to implement key elements in our strategy for growth, and the failure to retain them or to attract appropriately qualified new personnel could affect our ability to implement our growth strategy successfully.

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel. For instance, our chief executive officer has extensive experience running and developing golf simulation software. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel, including a chief financial officer, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected.

We do not employ traditional advertising channels, and if we fail to adequately market our brand through product introductions and other means of promotion, our business could be adversely affected.

Our marketing strategy depends on our ability to promote our brand’s message using online advertising and social media, and possibly the use of newspapers and magazines to promote new product introductions in a cost-effective manner. We do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.

We rely significantly on information technology to operate our business. Any significant security breach of our confidential information of our customers, applications, technology, networks, or other systems critical to our operations, or failure to comply with privacy and security laws and regulations could damage our reputation, brands and business.

We are heavily dependent on information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as processing financial information for external and internal reporting purposes, operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes, and they may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory, manufacture, and ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. We rely on a third-party systems provider to manage all our company data and transactions, record our financial transactions and manage our operations. The failure of these systems to operate effectively, including s a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, or failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require additional capital to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition.

We also use Information Technology Systems to process financial information and results of operations for internal reporting purposes to comply with regulatory financial reporting, legal and tax requirement. If the Information Technology Systems suffer sever damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on Information Technology Systems and personal data collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third-parties, including customers, suppliers, vendors and consumers. Any interruption in the Information Technology Systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation and loss of consumers.

In connection with various facets of our business, we collect and use a variety of personal data related to our customers. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. On our website, a majority of the sales are billed to our consumers’ credit card accounts directly, orders are shipped to a consumer’s address, and consumers log on using their email address. In such transactions, maintaining compete security for the transmission of confidential information on our website, such as consumers’ credit card numbers and expiration dates, personal information and billing addresses is essential to maintaining consumer confidence. In addition, we hold certain private information about our consumers, such as their names, addresses, phone numbers and browsing and purchasing records. We rely on encryption and authentication technology licensed from third-parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect consumer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third-parties, such as hackers or criminal organizations, from stealing information provided by our consumers through our website. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our consumers. Any compromise of our security or material violation of a non-disclosure obligation could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

Moreover, the platform and applications that we use to operate our business are highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our code may only be discovered after the code has been deployed. Any errors, bugs or vulnerabilities discovered in our c ode after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficulty maintaining and improving performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Global economic, political and industry conditions constantly change and unfavorable conditions may have a material adverse effect on our business and results of operations.

We are a global company with worldwide operations. Volatile economic, political and market conditions, such as political or economic instability, civil unrest, trade sanctions, acts of terrorism in the regions or hostilities, including the recent conflict between Russia and Ukraine, may have a negative impact on our operating results and our ability to achieve our business objectives. We may not have insight into economic and political trends that could emerge and negatively affect our business. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon our liquidity, revenues, costs and operating results.

Our products face intense competition.

We are a sports equipment and technology company delivering products and technologies and the relative popularity of indoor golf and other various sports activities and changing design trends affect the demand of our products. The sports equipment industry and sports-related technology industry are both are highly competitive both in the U.S. and worldwide. We compete domestically and internationally with a significant number of athletic and sports equipment companies and sports-related technology companies, including sports-related technology companies, including large companies having diversified lines of athletic and sports equipment and sports technology products.

Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms and social media presence are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and sports equipment, constitute significant risk factors in our operations. In addition, the competitive nature of retail including shifts in the ways in which consumers are shopping, and the rising trend of digital commerce, constitutes a risk factor implicating our online and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.

We rely on technical innovation and high-quality products to compete in the market for our products.

Research and development play a key role in technical innovation. We rely upon specialists in the fields of electrical and mechanical engineering, industrial design, sustainability and related fields, as well as other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance player performance, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expenses to remedy the problems.

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with professional athletes, as well as other public figures such as teaching pros and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with professional athletes, or other public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. Any substantial deterioration in these relationships, or substantial deterioration of our relationship with their talent managers or other key personnel, could adversely affect our business. As a result, our brands, net revenues, expenses and profitability could be harmed. If certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected.

Actions taken by athletes or other endorsers, associated with our products that harm the reputations of those athletes or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition.

Actions taken by athletes or other endorsers, associated with our products that harm the reputations of those athletes or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. Poor performance by our endorsers, a failure to continue to correctly identify future athletes, public figures or sports organizations, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures, and sports organizations could adversely affect our brand, sales and profitability. we are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, are costly to comply with or inconsistent among jurisdictions.

Our business may be affected by seasonality, which could result in fluctuations in our operating results.

We expect to experience moderate fluctuations in aggregate sales volume during the year. We expect revenues in the first and fourth fiscal quarters to exceed those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for golf equipment and in connection with the timing of significant sporting events. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. Our operating margins are also sensitive to several additional factors that are beyond our control, including transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

There is a risk we may be unable to sell excess products. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our suppliers fail to supply products, we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand of our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

If the technology-based systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally, could be materially adversely affected.

Many of our customers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and operations, some of which are beyond our control, pose risks and uncertainties. Risks include, but are not limited to, credit card fraud or data mismanagement.

Our financial results may be adversely affected if substantial investments in business and operations fail to produce expected returns.

From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation and expansion of existing businesses, such as our digital commerce operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable operations.

Our business is sensitive to consumer spending and general economic conditions.

Our business may be adversely affected by the Ukraine-Russia war and the Israel-Hamas war, as well as macro-economic conditions such as inflation, employment levels, wage and salary levels, trends in consumer confidence and spending, reduction in consumer net worth, interest rates, the availability of consumer credit and taxation and tariff policies which may influence on public spending confidence. Recent dramatic downturns in the strength of the global stock markets, currencies and key economies have highlighted many, if not all, of these risks.

Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated due to our focus on discretionary premium sporting good items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material adverse effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our consumer base could have a disproportionate impact on our business.

There continues to be a significant and growing volatility and uncertainty in the global economy, which has gone on during and after the Coronavirus pandemic affecting all business sectors and industries. In addition, the on-going uncertainty in Europe and any resulting disruption could adversely impact our net sales in EMEA and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic on our on-line sales portals and could materially impact and adversely affect our results of operations, financial position and growth strategy.

we have a material weakness in our internal controls, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal controls over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors of the Company (the “Board of Directors”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We currently have a material weakness in our internal controls, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company”.

The cost of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $250,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we no longer qualify as a “smaller reporting company”.

If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

Our ability to sell our products and services will be dependent on the quality of our technical support and our failure to deliver high-quality technical support services could have a material adverse effect on our sales and results of operations.

If we do not effectively assist our users in deploying our products and services, succeed in helping our users quickly resolve post-deployment issues and provide effective ongoing support, or it potential customers perceive that we may not be able to achieve the foregoing, our ability to sell our products and services would be adversely affected, and our reputation with potential users could be harmed. In addition, if we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than the English language. As a result, our failure to deliver and maintain high-quality technical support services to our users could result in customers choosing to use our competitors’ products or services in the future.

If we are not able to enhance or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new users and increase revenue from existing customers depends in part on our ability to enhance and improve our platforms, increase adoption and usage of our products and introduce new products and features. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our existing platform and capabilities to meet evolving customer requirements, increase adoption and usage of our platform, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

Customer may experience difficulty in integrating E6 Connect or E6 Apex with third-party applications, which would inhibit sales.

E6 Connect and E6 Apex may serve a customer base with a wide variety of constantly changing hardware, operating system software, packaged software applications and networking platforms. If E6 Connect or E6 Apex fails to gain broad market acceptance due to its inability to support a variety of these platforms, our operating results may suffer. Our business depends, in part, on the following factors:

●	Our ability to integrate E6 Connect and/or E6 Apex with multiple platforms and existing systems and to modify our product as new versions of packaged applications are introduced;
●	Access to application program interfaces for the third-party software products that are integrated with our products; and
●	Our ability to anticipate and support new standards.

Risk Related to the Company’s Legal and Regulatory Requirements

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure our brand and negatively affect our sales.

Our trademarks, copyrights, patents, designs and other intellectual property rights are important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and patents. In spite of our efforts, counterfeiting and design copies may still occur. If we are unsuccessful in challenging the usurpation of these rights by third-parties, this could adversely affect our future sales, financial condition and results of operations. Our efforts to enforce our intellectual property rights can potentially be met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associated with protecting out intellectual property rights could result in higher operating expenses. Additionally, legal regimes outside the U.S., particularly those in Asia, including China, may not always protect intellectual property rights to the same degree ad U.S. laws, or the time required to enforce our intellectual property rights under these legal regimes may be lengthy and delay our recovery.

We may become subject to product liability lawsuits or claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may be subject to product liability lawsuits and claims that, individually or in the aggregate, could harm our business, prospects, results of operations and financial condition. We may face lawsuits or claims if our products do not perform as expected, malfunction or are used without complying with their specifications. Moreover, a product lawsuit or claim, regardless of merit, could generate negative publicity about our products, which could have a material effect on our brand, business, prospects, results of operations and financial condition. Any lawsuit or claim seeking monetary damages significantly exceeding our coverage or outside of our coverage may have a material adverse effect on our business and financial condition.

Fluctuations in our tax obligations and effective tax rate may have a negative effect on our operating results.

We may be subject to income taxes in multiple jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Further, our effective tax rate in a given financial period may be materially impacted by changes in mix and level of earnings or by changes to existing accounting rules or regulations. In addition, tax legislation enacted in the future could negatively impact our current or future tax structure and effective tax rates.

We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate.

We are subject to the tax laws in the U.S. and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which includes a number of significant changes to previous U.S. tax laws that impact us, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, and a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, among other changes. The Tax Act also transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of foreign subsidiaries to U.S. taxation.

Portions of our operations may be subject to a reduced tax rate or are free of tax under various tax holidays and rulings. We also utilize rulings and other agreements to obtain certainty in treatment of certain tax matters. These holidays and rulings expire in whole or in part from time to time and may be extended when certain conditions are met or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment this potentially impacting our effective income tax rate.

We may also be subject to the examination of our tax returns by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising.

The Federal Trade Commission (“FTC”) regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or the Endorsement Guides. The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer couldn’t itself legally make. They also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser doesn’t have proof that the endorser’s experience represents what people will generally achieve using the product as described in the ad, then an ad featuring that endorser must make clear to the audience what results they can generally expect to achieve and the advertiser must have a reasonable basis for its representations regarding those generally expected results. Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act, or FTC Act, requires in the context using of endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising. However, if our advertising claims or claims made by our social media influencers or by other endorsers with whom we have material connection do not comply with the Endorsement Guides or any requirement of the FTC Act or similar state requirements, the FTC and state consumer protection authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials and require us to accept burdensome injunctions, all of which harm our business, reputation, financial condition and results of operations.

For as long as we are a “smaller reporting company” we will not be required to comply with certain requirements that apply to other publicly reporting companies. We cannot predict whether the reduced disclosure requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

We are currently a “smaller reporting company”. For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from reporting requirements applicable to other publicly reporting companies that are not smaller reporting companies. These include not being required to comply with the auditor attestation of our internal controls over financial reporting provided by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and not being required to provide certain disclosures regarding executive compensation required of larger publicly reporting companies. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile. Further, as a result of these scaled regulatory requirement, our disclosure may be more limited than that of other publicly reporting companies and you may not have the same protections afforded to shareholders of such companies.

Risks Related to Ownership of Our Shares

There is currently limited liquidity of shares of our common stock

We can give no assurance that an active trading market for shares of our common stock will develop on the Nasdaq or if it develops, will be sustained, or that the shares of common stock will trade at or above the public offering price. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. The liquidity of the Company’s common stock may be adversely affected by a reverse stock split due to the reduced number of shares outstanding following such an action. This effect could be further compounded if the market price of the Company’s common stock does not increase proportionately as a result of the reverse stock split.

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common shares could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

●	Actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;
●	Weather conditions, particularly during holiday shopping periods;
●	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;
●	Fluctuations in the market valuations of companies perceived by investors to be comparable to us;
●	The public’s response to our or our competitor’s filings with the SEC or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigations, restructurings or other significant matters;
●	Speculation about our business in the press or the investment community;
●	Future sales of our shares;
●	Actions by our competitors;
●	Additions or departures of members of our senior management or other key personnel; and
●	The passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our shares.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

The trading market for our common shares will be influenced by the research and reports that equity research analysts publish about us and our business. The price of our common shares could decline if one or more securities analysts downgrade our common shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our common shares, our share price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our common share price and trading volume to decline.

Future sales of shares of our common stock by existing stockholders could depress the market price of our commons stock.

We had an aggregate of 29,881,672 issued and outstanding shares of Class A common stock as of April 14, 2025. Our current directors and executive officers beneficially own approximately 16.8%, or 5,357,306 shares of our outstanding Class A common stock. The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with financings and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock .

Certain of the Company’s large shareholders may be able to exert significant influence on the Company and their interest may conflict with the interest of its shareholders.

Certain of the Company’s large shareholders, including our officers and directors, represented approximately 66.3% of the Company’s voting rights as of April 14, 2025. Therefore, these shareholders would be able to exert significant influence over certain matters, including matters that must be resolved by the general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interests of these shareholders may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that these shareholders may seek to pursue .

We have received notices of delinquency from the Nasdaq for violations of listing rules and there is no assurance that we will regain compliance and maintain our listing on the Nasdaq.

On August 19, 2024, the Company received a written notification from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, the Company’s stockholders’ equity was ($10,508,104), and therefore, the Company was not in compliance with Nasdaq’s Listing Rule 5450(b)(1)(A), which requires a $10,000,000 minimum stockholders’ equity standard (the “Equity Rule”).

Pursuant to Nasdaq Listing Rule, the Company submitted a plan of compliance with Nasdaq, which was accepted, and which provided until March 31, 2025, to evidence compliance with the Equity Rule.. On April 2, 2025, the Company received a delist determination letter from the Staff (the “Nasdaq notice”) advising the Company that the Staff had determined that the Company had not regained compliance with the Equity Rule. Accordingly, the Staff indicated that unless the Company requested a hearing panel (a “Panel”) appeal of the delist determination, its securities would be delisted. The Company appealed Nasdaq’s determination to a Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series which stayed the suspension of the Company’s securities. The hearing with the Panel is scheduled for May 15, 2025.

On November 5, 2024, the Company received a written notification (the “Bid Notice”) from the Staff notifying the Company that, for the 30 consecutive business days ended November 4, 2024, the Company’s security did not maintain a minimum bid price of $1 per share. Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days from the date of the Bid Notice (the “Compliance Period”), and that it may regain compliance if the closing bid on the Company’s security is at least $1 for a minimum of ten consecutive days during the Compliance Period, which will end May 5, 2025. If the Company chooses to implement a reverse stock split, it must complete the split no later then 10 business days prior to the expiration of the Compliance Period, in order to regain compliance.

On November 5, 2024, the Company received an additional written notice (the “MVPHS Notice”) from the Staff notifying the Company that, for 30 consecutive business days ended August 8, 2024, the Company’s market value of publicly held securities (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”). Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a compliance period of 180 calendar days from the date of the MVPHS Notice, and it may regain compliance if at any time during the Compliance Period the MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days.

There can be no assurances that the Company will be able to satisfy Nasdaq’s continued listing requirements. If the Company’s common stock ceases to be listed for trading on the Nasdaq Market, the Company would expect its common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. In the event securities or industry analysts initiate coverage, or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

If our shares of common stock become subject to penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotations systems, provided that current price and volume information with respect to transactions in such securities provided by the exchange or system. If we are unable to maintain or retain a listing on the Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchase’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transaction involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We utilize a Cloud-only architecture which enables us to reduce risk by leveraging the scalability, high availability, and advanced security features of cloud platforms, thereby minimizing the potential for system downtime and data breaches while ensuring seamless disaster recovery options.

All 3rd party vendors’ security policies are reviewed and updated as part of our annual Security Risk Assessment. Access to sensitive data is strictly regulated and provided on a need to know basis. Access is granted for the express purpose of assisting our customers with technical and training issues related to the use of our SaaS products; or for the purpose of research, design and development of product related features and bugfixes.

Risk management in software development involves identifying, assessing, and mitigating risks that could impact the project’s success. This strategy begins with a thorough risk identification process, where potential issues such as technical challenges, project scope changes, and resource constraints are recognized early. Each risk is then assessed for its probability of occurrence and potential impact on the project. Based on this assessment, risk mitigation strategies are developed and implemented. These strategies might include adopting flexible project management methodologies like Agile, investing in training for team members, implementing robust testing and quality assurance processes, and maintaining open communication channels with all stakeholders. Additionally, regular risk reviews are conducted throughout the project lifecycle to ensure that new risks are identified and managed promptly.

The Company’s’ Cybersecurity Policies are updated annually and reviewed by Independent 3rd Party Vendors to certify compliance. The Company requires Cybersecurity Awareness training for all new hires and a minimum of an annual review of such policies for all employees. The Company created and deployed an extensive Learning Management System that tracks employee adherence to Cyber Security Awareness, HIPAA and other related content. The Company’s’ Cybersecurity Incident Response Policy provides specific steps for any employee that detects an attack to take to help stop the propagation of the threat and report the incident to their Superiors, the IT Team and the Security Manager.

While there are significant threats of all types in the modern connected world, studies show that phishing attacks and social engineering through email and other electronic means are of high concern. With the vast majority (some say as high as 95%) of such attacks originating via email, employee education on how to identify and handle suspicious email and other forms of communication is critical in protecting the data and infrastructure.

To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition.

Governance

The Board is responsible for general risk oversight. The Board reviews and evaluates management’s evaluation and mitigation of cyber risks as part of its oversight of the Company’s Risk Management program. Management periodically reviews cyber risks, incidents, and risk mitigation plans and activities with the Board.

We engaged an outside consulting firm to conduct a review of our information systems environment and make recommendations to improve security where appropriate. Management shared the report’s findings with the Board and periodically updates the Board regarding our progress on implementing the report’s recommendations.

ITEM 2. PROPERTIES

Our headquarters are located in Centerville, Utah, where we occupy an office space under a three-year lease that we entered into in December 2022. Pursuant to the lease agreement, the term of the lease ends in November 2025.

Our warehouse is located in North Salt Lake City, Utah, which we occupy under a five-year lease that we entered into in June 2023. Pursuant to the lease agreement, the term of the lease ends in May 2028.

We believe that our existing facilities are adequate for our current needs. When our leases expire, or if we need to hire more employees, we may exercise our renewal option or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock is listed on the Nasdaq Global Market under the symbol “TRUG”. Our Class B Common Stock is not listed or quoted on any market.

Holders

As of April 14, 2025, there were 32 holders of record of our Class A Common Stock which includes CEDE & Co., the nominee of the Depository Trust Company, with 29,881,672 shares of our Class A Common Stock issued and outstanding. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we believe that the actual number of beneficial holders of our common stock is significantly greater than the number of record holders reflected in our stock records.

There were 3 holders of record of our Class B Common Stock, with 1,716,860 shares of our Class B Common Stock issued and outstanding.

Dividend Policy

The Company has never declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. For the year ended December 31, 2022, the Company recorded a charge related to the revaluation of certain warrants which is presents as a Dividend to Common Stockholders, however, no actual dividend was declared or paid.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Sale of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings and in our Form 8-K filings.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and is intended to provide information necessary to understand our audited consolidated financial statements for the year ended December 31, 2024 compared to the year ended December 31, 2023 and highlight certain other information which, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the year ended December 31, 2023. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Our Business

Since 1983, the Company has been passionate about driving the golf industry with innovative, indoor golf solutions. We build products that capture the spirit of golf. Our mission is to help grow the game by making it more available, more approachable and more affordable, through technology – because we believe golf is for everyone.

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

TruGolf creates top golf technology software in the marketplace through its TruGolf E6 Connect and E6 Apex Software. Importantly, TruGolf’s software is designed not only for use with our suite of hardware offerings in the golf technology space, but also integrates with more than twenty-four third party golf technology hardware manufacturers, translating to a market integration coverage equal to roughly 90% of golf technology hardware in the global market space, which allows peer-to-peer play across these golf technology hardware manufacturers, allowing for a unification of the golf technology space. TruGolf’s software records, on average, over 725,000 indoor golf shots per day. TruGolf’s E6 Connect Software is both PC and iOS compatible and can be used both indoors and outdoors.

TruGolf has leveraged its unique position as one of the industry leaders in both hardware and software golf technology solutions to organize and found the Virtual Golf Association (VGA). The VGA is a gamified virtual economy that takes place inside the TruGolf E6 Connect Software. Users have a chance to earn points through play, practice, and more – providing a worldwide leaderboard of connected indoor golfers. Each shot users take rewards them with points. These points can be used to purchase in-game enhancements, or to enter virtual golf tournaments with real world prizes. The VGA is broken into three models:

●	Game Analysis – rewards TruGolf software users who measure their game. Users can set specific goals (e.g., shots hit per month, speed and distance gains, dispersion reduction) and earn points for hitting milestones. At the end of each month, users can see how they compared against all other users utilizing the Game Analysis features.
●	Connected Golf – rewards users for joining with their friends and playing golf online. Earn points for playing a new course or linking up to play nine holes with another player utilising TruGolf software.
●	Virtual Golf Association Events – events are worldwide leaderboard format, flighted by handicap, where users play and compete to shoot the lowest score. These contests include stroke play, closest to the pin, match play, stableford, and more. Users earn points based on how they finish in their division.

In totality, TruGolf’s business model is designed to be positioned as the hub of golf technology, with groundbreaking hardware technologies that we believe can become the industry standard and unify the industry as a whole by serving as the leader of golf technology software solutions through its TruGolf’s software.

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

Operating Expenses

Royalties

We have agreements with certain software golf hardware vendors who bundle our tracking and golf course software with their hardware. We pay them a royalty based on the number of units or subscriptions they sell. The royalty percentages typically range between 20% to 30%. The royalty agreements are for one year, with automatic renewals unless each party gives a thirty-day written notice of the intent to cancel the contract prior to the renewal date.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report.

Disaggregated Revenue

	Year Ended December 31,
	2024	2023
Revenues:
Golf Simulators(1)	$13,708,760	$11,969,498
Content Software Subscriptions	7,852,699	8,493,368
Other(2)	297,405	120,985
Total net revenue	$21,858,864	$20,583,851

Results of Operations

Comparisons of the Years ended December 31, 2024 and 2023

	2024	2023	Variance
Revenue, net	$21,858,864	$20,583,851	$1,275,013
Cost of revenue	7,271,512	7,825,768	(554,256)
Total gross profit	14,587,352	12,758,083	1,829,269

Operating Expenses:
Royalties	706,214	709,640	(3,426)
Salaries, wages and benefits	9,314,415	9,681,323	(366,908)
Selling, general and administrative	6,669,684	11,027,332	(4,357,648)
Operating loss	(2,102,961)	(8,660,212)	6,557,251
Other income (expenses)	(6,692,458)	(1,622,897)	(5,069,561)
Loss before income taxes	$(8,795,419)	$(10,283,109)	$1,487,690

Revenues

Revenues increased by $1,275,013, or 6%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase is primarily attributable to the increase of our product acceptance and greater penetration in the industry market.

Cost of Revenues

Cost of revenues decreased by $554,256, or 7%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease is primarily attributable to a decrease in inventory adjustments of approximately $350,000 and a decrease in various cost of sales expenses of approximately $100,000.

Operating Expenses

Total operating expenses decreased by $4,727,982, or 22%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Selling, general and administrative expenses decreased by $4,357,648, or 40%, due to the Company granting the issuance of 821 shares of common stock to two consultants in March 2023 for consulting services with a fair value of approximately $4,500,000.

Other Income (Expenses)

Other income (expenses) increased by $5,069,561, or 312%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase is primarily attributable to interest expense, amortization expense of the original issue discounts, and the write-off of remaining original issue discounts upon conversion related to the PIPE Convertible loans issued and converted during the year ended December 31, 2024, of approximately $5,900,000. This was partially mitigated by gains on fair value adjustment of warrants and investment of $142,319 and $262,035, respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had cash on hand of $10,882,077 and a working capital deficiency of $982,237, as compared to cash on hand of $5,397,564 and a working capital surplus of $1,988,267 as of December 31, 2023. The decrease in working capital surplus is primarily a result of the reclassification of the dividends note payable from non-current liabilities to current liabilities. This decrease was offset by an increase in cash on hand of approximately $3,000,000.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital

	December 31,	December 31,
	2024	2023
Current assets	$14,792,931	$12,656,606
Current liabilities	15,775,168	10,668,339
Working capital deficiency	$(982,237)	$1,988,267

The increase in current assets is primarily due to the increase in cash on hand of $5,484,513. The increase in current liabilities is primarily due to the reclassification of the dividends note payable from non-current liabilities to current liabilities during the year ended December 31, 2024. The balance of dividends note payable was $4,023,923 at both December 31, 2024 and 2023.

Cash Flows

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,995,606)	$(6,133,221)
Net cash provided by (used in) investing activities	741,143	(2,620,558)
Net cash provided by financing activities	8,738,976	4,495,077
Increase (decrease) in cash	$5,484,513	$(4,258,702)

Operating Activities

Net cash used in operating activities was $3,995,606 for the year ended December 31, 2024, and was primarily due to the net loss of $8,795,419, which was partially offset by non-cash expenses of $3,683,361 and an increase in deferred revenue of $1,408,786.

Net cash used in operating activities was $6,133,221 for the year ended December 31, 2023, and was primarily due to the net loss of $10,283,109, which was partially offset by non-cash expenses of $7,101,498.

Investing Activities

Net cash provided by investing activities was $741,143 for the year ended December 31, 2024, which was the result of the Company selling its short-term investments for $2,478,953 which was partially offset by an increase in capitalized software of $2,070,742.

Net cash used in investing activities was $2,620,558 for the year ended December 31, 2023, of which $2,493,145 the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $8,738,976 for the year ended December 31, 2024, of which $8,902,681 was net proceeds from PIPE loans.

Net cash provided by financing activities was $4,495,077 for the year ended December 31, 2023, of which $1,980,937 was advances from a line of credit and $2,433,059 was proceeds from notes payable.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue, or operating results during the periods presented.

Convertible Notes

On February 2, 2024, we executed a securities purchase agreement (the “Purchase Agreement”) with certain investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

The Purchase Agreement contemplates funding of the investment (the “Investment”) across multiple tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $4,650,000 of PIPE Convertible Notes was issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $4,185,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), we also issued the PIPE Investors the Series A Warrants and the Series B Warrants.

In addition, pursuant to the Purchase Agreement, each PIPE Investor has the right, but not the obligation, to require that, upon notice, the Company sell to such PIPE Investor at one or more additional closings such PIPE Investor’s pro rata share of up to a maximum aggregate principal amount of $10,850,000 in additional PIPE Convertible Notes (each such additional closing, an “Additional Optional Closing”). On December 16, 2024, one PIPE Investor exercised such right with respect to an aggregate principal amount of $2,100,000 of additional PIPE Convertible Notes (the “Additional Notes”) and on such date the Additional Notes were issued in exchange for aggregate gross proceeds of $2,189,000, representing an original issue discount of 10%. On January 8, 2025, one PIPE Investor exercised such right with respect to an aggregate principal amount of $2,800,000 of Additional Notes and on such date the Additional Notes were issued in exchange for aggregate gross proceeds of $2,520,000, representing an original issue discount of 10%.

On August 13, 2024, the Company entered into waiver and amendment agreements (the “Waivers”), pursuant to which the Company and the PIPE Investors agreed to waive certain breaches or defaults by the Company. In connection with the Waiver, the Company issued an aggregate of 192,151 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 157,582 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion.

On November 7, 2024, the Company entered into those certain amendments to the Waivers (the “Amendments”). In connection with the Amendment, the Company issued an aggregate of 116,959 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 65,790 shares in satisfaction of outstanding interest payments. Such payments were made at the Alternate Conversion Price.

Conversion Rights of the Notes.

Conversion at Option of Holder. Each holder of PIPE Convertible Notes may convert all, or any part, of the outstanding PIPE Convertible Notes, at any time at such holder’s option, into shares of our Class A common stock. The “Conversion Price” of all of the PIPE Convertibles is $1.00 per share, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. Upon the voluntary conversion by the holders of the PIPE Convertible Notes, in addition to the issuance of the Class A common stock issuable upon conversion of the principal amount of PIPE Convertible Notes, the Company shall issue to the holders in Class A common stock the sum of (A) all accrued interest on the PIPE Convertible Notes to date plus (B) all interest that would otherwise have accrued on such principal amount of the PIPE Convertible Notes if such converted principal would be held to the Maturity Date at the Conversion Price (the “Make-Whole Amount”). The Make-Whole Amount is convertible at the “Alternate Conversion Price” equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the Class A common stock during the five (5) consecutive trading days immediately prior to such conversion.

With limited exceptions, if the Company at any time while an PIPE Convertible Notes are outstanding, issues any Class A common stock or securities entitling any person or entity to acquire shares of Class A common stock (upon conversion, exercise or otherwise), at an effective price per share less than the Conversion Price then the Conversion Price shall be reduced to the same price as the new investment.

Alternate Conversion Upon Event of Default. Following the occurrence and during the continuance of an Event of Default (as defined below), each holder may alternatively elect to convert all or any portion of such holder’s PIPE Convertible Notes at the “Alternate Conversion Price” equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest VWAP of the Class A common stock during the five (5) consecutive trading days immediately prior to such conversion.

Redemption Rights of Notes.

Holder Event of Default Redemption. Upon an Event of Default, each holder may elect to redeem all or any portion such holder’s PIPE Convertible Notes in cash at a redemption premium of 25% to the greater of (i) the amount then outstanding under such notes, and (ii) the equity value of our Class A common stock underlying the PIPE Convertible Notes. The equity value of our Class A common stock underlying the PIPE Convertible Notes is calculated using the greatest closing sale price of our Class A common stock on any trading day immediately preceding such event of default and the date we make the entire payment required.

Holder Bankruptcy Event of Default Mandatory Redemption. Upon any bankruptcy Event of Default, we shall immediately redeem in cash all amounts due under the PIPE Convertible Notes at a 25% premium unless the holder waives such right to receive such payment.

Holder Change of Control Redemption. Upon a change of control of the Company, each holder may require us to redeem in cash all, or any portion, of the PIPE Convertible Notes at a 5% redemption premium to the greater of the amount then outstanding under the PIPE Convertible Notes to be redeemed, and the equity value of our Class A common stock underlying the PIPE Convertible Notes. The equity value of our Class A common stock underlying the PIPE Convertible Notes is calculated using the greatest closing sale price of our Class A common stock on any trading day immediately preceding the earlier of (i) the public announcement of such change of control and (ii) the consummation of such change of control, and ending on the date we make the entire payment required.

Events of Default. The PIPE Convertible Notes contain standard and customary events of defaults (each, an “Event of Default”), including but not limited: (i) the suspension from trading or the failure to list our Class A common stock within certain time periods; (ii) failure to pay to the holder any amount of principal, Make-Whole Amount, interest, late charges or other amounts when due; (iii) the failure to timely file or make effective a registration statement on Form S-3 pursuant to the Registration Rights Agreement we entered into with the holders, (iv) our failure to cure a conversion failure or failure to deliver shares of our Class A common stock under the PIPE Warrants, or notice of our intention not to comply with a request for conversion of any PIPE Convertible Note or a request for exercise of any PIPE Warrants, and (iv) bankruptcy or insolvency of the Company.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this new guidance for the year-ended December 31, 2024, on a retrospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements. (see Note 15)

Recent Accounting Pronouncements

In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to disclose additional information about specific expense categories. In January 2025, the FASB issued ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarified the effective date for ASU 2024-03. These amendments are intended to provided more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of intangible assets and goodwill, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included beginning on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer, and Chief Financial Officer, who serves as our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our management concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;
●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives; and
●	lack of a Chief Financial Officer and personnel with experience and expertise in public company accounting and internal control over financial reporting.

Management’s Plan to Remediate the Material Weakness

Our management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures; and
●	continue the search for a qualified individual to fill our Chief Financial Officer position.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a “non-accelerated filer”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of the report:

(1) For a list of the financial statements included herein, see the index to the financial statements beginning on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex C	12/29/23
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 7, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex B-2	12/29/23
3.1	Third Amended and Restated Certificate of Incorporation of TruGolf Holdings	S-8	3.1	10/24/24
3.2	Bylaws of New TruGolf Holdings, Inc.	8-K	3.2	2/6/24
3.3	Amended and Restated Bylaws of TruGolf Holdings, Inc.	S-8	3.2	2/6/24
4.1	Form of Series A Warrants	8-K	4.2	2/7/24
4.2	Form of Series B Warrants
4.3	Form of Senior Convertible Notes	8-K	4.1	2/7/24
4.4*	TruGolf Holdings, Inc. 2024 Stock Incentive Plan
10.1	Securities Purchase Agreement	8-K	10.1	2/7/24
10.2	Registration Rights Agreement	8-K	10.2	2/7/24
10.3	Indemnity Agreement	8-K	10.5	2/6/24
10.4	Form of Waiver and Amended Agreement	10-Q	10.1	11/14/24
10.5	Form of Amendment to Waiver and Amendment Agreement	10-Q	10.2	11/14/24
10.6*	Employment Agreement between TruGolf, Inc. and Christopher Jones, dated as of January 18, 2024
10.7*	Offer Letter, dated as of January 25, 2024, by and between TruGolf, Inc. and Brenner Adams
10.8*	Offer Letter, dated as of January 18, 2024, by and between TruGolf, Inc. and Nate Larsen
10.9	Securities Purchase Agreement, dated February 2, 2024	8-K	10.1	2/7/24
10.10	Registration Rights Agreement, dated February 2, 2024	8-K	10.2	2.7.24
10.11	Form of Lock-Up Agreement	8-K	10.2	04/06/23
19*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
97.1*	Incentive Clawback Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Taxonomy Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 15, 2025

By:	/s/ Shaun B.Limbers
Name:	B. Shaun Limbers
Title:	Director
Date:	April 15, 2025

By:	/s/ Humphrey P. Polanen
Name:	Humphrey P. Polanen
Title:	Director
Date:	April 15, 2025

By:	/s/ Riley Russell
Name:	Riley Russell
Title:	Director
Date:	April 15, 2025

By:	/s/ AJ Redmer
Name:	AJ Redmer
Title:	Director
Date:	April 15, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUGOLF HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TruGolf Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TruGolf Holdings, Inc. (the Company) as of December, 2024 and 2023, and the related consolidated statements of operations, comprehensive gain (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

We have served as the Company’s auditor since 2024
Salt Lake City, Utah
April 15, 2025

TRUGOLF HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

Current Assets:
Cash and cash equivalents	$10,882,077	$3,297,564
Restricted cash	-	2,100,000
Marketable investment securities	-	2,478,953
Accounts receivable, net	1,399,153	2,398,872
Inventory, net	2,349,345	2,119,084
Prepaid expenses and other current assets	116,619	262,133
Other current assets	45,737	-
Total Current Assets	14,792,931	12,656,606

Property and equipment, net	143,852	234,308
Capitalized software development costs, net	1,540,121	-
Right-of-use assets	634,269	972,663
Other long-term assets	31,023	1,905,983

Total Assets	$17,142,196	$15,769,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,819,703	$2,059,771
Deferred revenue	3,113,010	1,704,224
Notes payable, current portion	10,001	9,425
Notes payable to related parties, current portion	2,937,000	1,237,000
Line of credit, bank	802,738	802,738
Margin line of credit account	-	1,980,937
Convertible notes payable	-	954,622
Dividend notes payable	4,023,923	-
Accrued interest	661,376	459,872
Accrued and other current liabilities	999,307	1,125,495
Accrued and other current liabilities - assumed in Merger	45,008	-
Lease liability, current portion	363,102	334,255
Total Current Liabilities	15,775,168	10,668,339

Non-current Liabilities:
Notes payable, net of current portion	9,732	2,402,783
Note payables to related parties, net of current portion	624,000	861,000
PIPE loan payable, net	4,068,953	-
Dividend notes payable	-	4,023,923
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	305,125	668,228
Other liabilities	-	63,015

Total Liabilities	21,782,978	19,687,288

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10 million shares authorized; zero shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized:
Common stock - Series A, $0.0001 par value, 90 million shares authorized; 26,120,545 and 13,098 shares issued and outstanding, respectively	2,612	120
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 1,716,860 and 0 shares issued and outstanding, respectively	172	-
Treasury stock at cost, 4,692 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	18,548,931	10,479,738
Accumulated other comprehensive loss	-	(1,662)
Accumulated deficit	(21,155,496)	(12,358,924)

Total Stockholders’ Deficit	(4,640,781)	(3,917,728)

Total Liabilities and Stockholders’ Deficit	$17,142,196	$15,769,560

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Revenue, net	$21,858,864	$20,583,851
Cost of revenue	7,271,512	7,825,768
Total gross profit	14,587,352	12,758,083

Operating expenses:
Royalties	706,214	709,640
Salaries, wages and benefits	9,314,415	9,681,323
Selling, general and administrative	6,669,684	11,027,332
Total operating expenses	16,690,313	21,418,295

Loss from operations	(2,102,961)	(8,660,212)

Other (expenses) income:
Interest income	106,400	108,011
Interest expense	(6,932,618)	(1,730,908)
Gain on fair value adjustment	142,319	-
Loss on extinguishment of debt	(270,594)	-
Gain on investment	262,035	-
Total other expense	(6,692,458)	(1,622,897)

Loss from operations before provision for income taxes	(8,795,419)	(10,283,109)

Provision for income taxes	-	-
Net loss	$(8,795,419)	$(10,283,109)

Net loss per common share Series A - basic and diluted	$(0.76)	$(857.35)

Weighted average shares outstanding Series A - basic and diluted	11,634,761	11,994

The accompanying notes are an integral part of these consolidated financial statements.

F-4

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Net loss	$(8,795,419)	$(10,283,109)

Other comprehensive gain (loss):

Unrealized gain (loss) in fair value of short-term investments	1,662	(1,662)

Comprehensive loss	$(8,793,758)	$(10,284,771)

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Total

Balance at December 31, 2022	-	$-	11,308	$100	-	$-	(4,692)	$(2,037,000)	$681,956	$-	$(2,075,815)	$(3,430,759)

Issuance of common stock to consultants for services	-	-	821	9	-	-	-	-	4,493,324	-	-	4,493,333
Issuance of common stock to employees for services	-	-	252	3	-	-	-	-	1,379,193	-	-	1,379,196
Issuance of common stock for conversion of dividend payable	-	-	717	8	-	-	-	-	3,925,265	-	-	3,925,273
Unrealized loss in fair value of short-term investments	-	-	-	-	-	-	-	-	-	(1,662)	-	(1,662)
Net loss	-	-	-	-	-	-	-	-	-	-	(10,283,109)	(10,283,109)
Balance as of December 31, 2023	-	$-	13,098	$120	-	$-	(4,692)	$(2,037,000)	$10,479,738	$(1,662)	$(12,358,924)	$(3,917,728)

Issuance of common stock exchanged in Merger	-	$-	(13,098)	$(120)	-	$-	-	$-	$(3,854,573)	$-	$-	$(3,854,693)
Issuance of common stock - Series A exchanged in Merger	-	-	11,538,252	1,154	-	-	-	-	(1,154)	-	-	-
Issuance of common stock - Series B issued in Merger	-	-	-	-	1,716,860	172	-	-	(172)	-	-	-
Revaluation of costs of merger	-	-	-	-	-	-	-	-	385,000	-	(1,153)	383,847
Issuance of common stock for interest and make good	-	-	723,068	72	-	-	-	-	700,749	-	-	700,821
Issuance of common stock for conversion of notes	-	-	13,787,393	1,379	-	-	-	-	9,988,281	-	-	9,989,660
Stock-based compensation
- common stock	-	-	71,832	7	-	-	-	-	119,952			119,959
- options	-	-	-	-	-	-	-	-	538,323	-	-	538,323
Debt refinance conversion	-	-	-	-	-	-	-	-	192,787	-	-	192,787
Realized gain in fair value of short-term investments	-	-	-	-	-	-	-	-	-	1,662	-	1,662
Net loss	-	-	-	-	-	-	-	-	-	-	(8,795,419)	(8,795,419)
Balance as of December 31, 2024	-	$-	26,120,545	$2,612	1,716,860	$172	(4,692)	$(2,037,000)	$18,548,931	$-	$(21,155,496)	$(4,640,781)

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities:
Net loss	$(8,795,419)	$(10,283,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,442	58,641
Amortization of convertible notes original issue discount	728,278	97,111
Amortization of right-of-use asset	338,394	298,208
Change in fair value of derivative liability	(142,319)	-
Loss on extinguishment of debt	270,594	-
Fair value of warrants in excess of fair value of debt	-	93,530
Bad debt expense	826,207	681,479
Change in OCI	1,662	-
Stock issued for services	119,959	5,872,529
Stock issued for make good provisions on debt conversion	700,821	-
Stock options issued to employees	538,323	-
Changes in operating assets and liabilities:
Marketable investment securities	-	12,530
Accounts receivable, net	173,512	(1,335,714)
Inventory, net	(230,261)	2,396
Prepaid expenses	145,514	(114,385)
Other current assets	(45,737)	17,840
Other assets	50,001	(1,905,983)
Accounts payable	444,961	596,434
Deferred revenue	1,408,786	(1,008,296)
Accrued interest payable	201,504	615,582
Accrued and other current liabilities	(634,557)	374,819
Other liabilities	(63,015)	63,015
Lease liability	(334,256)	(269,848)
Net cash used in operating activities	(3,995,606)	(6,133,221)

Cash flows from investing activities:
Purchases of property and equipment	(36,339)	(127,413)
Purchase of short-term investments	-	(2,493,145)
Capitalized software, net	(1,701,471)	-
Sale of short-term investments	2,478,953	-

Net cash provided by (used in) investing activities	741,143	(2,620,558)

Cash flows from financing activities:
Proceeds from PIPE loans, net of discount	8,902,681	-
Proceeds from loan payable – related party	2,000,000	-
Proceeds from investment fund (PIPE)	2,112,560	-
Cash acquired in Merger	103,818	-
Debt refinance conversion	192,787	-
Proceeds from line of credit	-	1,980,937
Proceeds from notes payable	-	2,433,059
Proceeds from convertible notes	-	185,500
Costs of Merger paid from PIPE loan	(1,947,787)	-
Repayments of line of credit	(1,980,937)	-
Repayments of loans assumed in Merger	(100,000)	-
Repayments of notes payable	(9,146)	(107,569)
Repayments of notes payable - related party	(535,000)	(37,000)
Dividends paid	-	40,150

Net cash provided by financing activities	8,738,976	4,495,077

Net change in cash , cash equivalents and restricted cash	5,484,513	(4,258,702)

Cash, cash equivalents and restricted cash - beginning of year	5,397,564	9,656,266

Cash and cash equivalents - end of year	$10,882,077	$5,397,564

Supplemental cash flow information:
Cash paid for:
Interest	$923,975	$1,115,332
Income taxes	$-	$-
Non-cash investing and financing activities:
Derivative liability related to warrants	$142,319	$-
PIPE note principal converted to Class A Common Stock	$5,832,600	$-
Convertible notes exchanged for PIPE note	$2,419,622	$-
Class A Common Stock exchanged in Merger	$3,854,573	$-
Class A Common Stock issued in Merger	$1,154	$-
Class B Common Stock issued in Merger	$172	$-
Termination of loan payable	$1,875,000	$-
Conversion of dividend note payable and accrued interest	$-	$3,925,273
Conversion of note payable to line of credit	$-	$257,113
Warehouse lease	$-	$537,994

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

For over 40 years, TruGolf Holdings, In. (including its subsidiaries “the Company”, “we”, “us”, or “our”) has been creating indoor golf software and hardware and are focused on both the residential and commercial golf simulation industries. We design, develop, manufacture and sell golf simulators for residential and commercial applications. We offer portable, professional, commercial and custom simulators. In addition, to bundling our software with our simulators, we offer our E6 Connect and E6 Apex software as well as other gaming software on a standalone basis. We have leveraged the power of our hardware and software platform to create a collection of multi-sport games including football, soccer, soccer golf, frisbee golf, zombie dodgeball, and cowboy target practice.

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

Corporate History

On January 31, 2024 the Company completed the previously announced business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), which provided for, Merger Sub to merge with and into TruGolf Nevada, with TruGolf Nevada surviving as a direct, wholly owned subsidiary of Deep Medicine Acquisition Corp. (“DMAQ”), a Delaware corporation and TruGolf’s predecessor company as a consequence of the merger (together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, DMAQ changed its name to TruGolf Holdings, Inc. TruGolf Holdings, Inc.’s Class A common stock commenced trading on The Nasdaq Global Market under the ticker symbol “TRUG” on February 1, 2024.

Trugolf Holdings, Inc. (f/k/a Deep Medicine Acquisition Corp.) (the “Company” or “TruGolf”, “we”, “us”) was incorporated on July 8, 2020 as a Delaware corporation and formed for the purpose of effecting a business combination, with no material operation of its own. Our operations are conducted through our subsidiary TruGolf, Inc., a Nevada Corporation (“TruGolf Nevada”). TruGolf Nevada was formed as a Utah corporation on October 4, 1995, under the name “TruGolf, Incorporated”. TruGolf Nevada’s original business plan was the creation of golfing video games. On June 9, 1999, the TruGolf Nevada changed its name to “TruGolf, Inc.” Effective on April 26, 2016, TruGolf Nevada filed Articles of Merger with the State of Utah, Department of Commerce, and on April 28, 2016, TruGolf Nevada filed Articles of Merger with the Secretary of State of Nevada, pursuant to which TruGolf, Inc., a Utah corporation, merged with and into TruGolf Nevada, pursuant to a Plan of Merger. TruGolf Nevada was the surviving corporation in the merger. In connection with the Plan of Merger, TruGolf Nevada affected a four-for-one forward stock split of its outstanding common stock.

On May 10, 2024 the Company formed TruGolf Links Franchising, LLC (“Links”), a wholly owned subsidiary in the state of Delaware. Links has a sole member, TruGolf, Inc. Links was formed to establish and sell franchises that would use the Company’s indoor golf and recreational sports simulators and other equipment. Links offers a Service Area franchise agreement for a single location. It also offers a regional developer franchise agreement that allows the franchisee to sell franchises within its region. The upfront fees range from $45,000 to $100,000. Links has received proceeds of $500,000 from its CEO and $75,000 from a third party to purchase the franchise rights to some regions yet to be determined. As of September 30, 2024, the Company recorded $575,000 of deferred revenue and incurred $306,539 of expenses that are included in selling, general and administrative category.

Material Agreements

On February 2, 2024, the Company executed a securities purchase agreement (the “Purchase Agreement”) with certain investors (together, the “PIPE Investors”), and pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the Company (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”)(the “PIPE Financing”). See Note 11 – PIPE Convertible Notes for additional details on the PIPE Convertible Notes. See Note 17 – Stockholders’ Deficit for warrants issued and deemed to be derivative liabilities.

Nasdaq Compliance

On July 15, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that since it failed to file its Form 10-Q for the period ended March 31, 2024 it no longer complied with Nasdaq Listing Rule 5250(c)(1). The deficiency letter did not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. On August 14, 2024, the Company filed its Quarterly Report in the Form 10-Q for the period ended March 31, 2024 and the Company regained compliance with the applicable Nasdaq rule.

On August 19, 2024, the Company received a written notification (the “ Equity Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company’s stockholders’ equity was ($10,508,104), and therefore, the Company was not in compliance with Nasdaq’s Listing Rule 5450(b)(1)(A), which requires a $10,000,000 minimum stockholders’ equity standard (the “Global Equity Standard”).

Pursuant to Nasdaq Marketplace Rule 5810(c)(2)(C), the Company was provided 45 calendar days, or until November 18, 2024, to supply a specific plan to regain compliance with all Nasdaq Global Market listing requirements and the Company’s time frame to complete its plan. The Company submitted its plan of compliance on November 18, 2024, which was accepted by the Staff, and Nasdaq granted an extension of 180 calendar days from the date of the Equity Notice, or until March 31, 2025, to evidence compliance. On April 2, 2025, the Company received a delist determination letter from the Staff (the “Nasdaq Notice”) advising the Company that the Staff had determined that the Company had not regained compliance with the Global Equity Standard. Accordingly, the Staff indicated that unless the Company requests a hearing panel (a “Panel”) appeal of the delist determination by April 9, 2025, its securities would be delisted on April 11, 2025.

On April 9, 2025, the Company appealed Nasdaq’s determination to a Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities pending the Panel’s decision.

On November 5, 2024, the Company received a written notification (the “Bid Notice”) from the Staff notifying the Company that, for the 30 consecutive business days ended November 4, 2024, the Company’s security did not maintain a minimum bid price of $1 per share. Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days from the date of the Bid Notice (the “Compliance Period”), and that it may regain compliance if the closing bid on the Company’s security is at least $1 for a minimum of ten consecutive days during the Compliance Period, which will end May 5, 2025. If the Company chooses to implement a reverse stock split, it must complete the split no later than 10 business days prior to the expiration of the Compliance Period, in order to regain compliance.

On November 5, 2024, the Company received an additional written notice (the “MVPHS Notice”) from the Staff notifying the Company that, for 30 consecutive business days ended August 8, 2024, the Company’s market value of publicly held securities (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”). Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a compliance period of 180 calendar days from the date of the MVPHS Notice, and it may regain compliance if at any time during the Compliance Period the MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At December 31, 2024, the Company has an accumulated deficit of approximately $21 million and working capital deficit of approximately $982,000. For the year ended December 31, 2024, the Company had a loss from operations of approximately $2.1 million and negative cash flows from operations of approximately $4.0 million. Although the Company is showing positive revenue growth and gross profit trends, the Company expects to incur further losses through the end of 2025.

To date the Company has been funding operations primarily through the reinvestment of free cash flows generated from our business operations, sale of equity in private placements, PIPE convertible debt instruments and revenues generated by the Company’s services. During the year ended December 31, 2024, the Company received $9,045,000 in proceeds from the issuance of PIPE Convertible Notes, net of $1,005,000 in original issue discounts, from a PIPE Convertible Note, $2,000,000 in proceeds from a loan payable with the Company’s Chief Executive Officer, and $103,818 in net proceeds from the Company’s trust account which was disbursed in connection with the Business Combination.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development and corresponding level of expenditure for at least twelve months from the date of the issuance of these consolidated financial statements, although no assurance can be given that it will not need additional funds prior to such time.

NOTE 2 – BUSINESS COMBINATION AND PURCHASE PRICE ALLOCATION

On January 31, 2024, the Company consummated the Business Combination contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023 (as amended, the “Merger Agreement”), by and among the DMAQ, Merger Sub , Bright Vision Sponsor LLC, in the capacity as DMAQ’s Representative thereunder, Christopher Jones, in the capacity as TruGolf Nevada’s Representative thereunder, and TruGolf Nevada. As a result of the Business Combination, (i) Merger Sub merged with and into TruGolf Nevada (the “Merger”), with TruGolf Nevada surviving as a wholly-owned subsidiary of DMAQ, and (ii) DMAQ’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. The Company’s Class A common stock commenced trading on the Nasdaq Global Market under the ticker symbol “TRUG” on February 1, 2024.

Accounting for the Business Combination

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, whereas TruGolf Nevada was treated as the accounting acquirer. In accordance with this method of accounting, the Business Combination has been treated as the equivalent of TruGolf Nevada issuing shares for the net assets of DMAQ, accompanied by a recapitalization. The net assets of DMAQ and TruGolf Nevada were stated at historical cost, with no goodwill or other intangible assets recorded, and operations prior to the Business Combination were those of TruGolf Nevada. TruGolf Nevada has been determined to be the accounting acquirer for purposes of the Business Combination based on an evaluation of the following circumstances:

●	Legacy TruGolf Nevada stockholders have a majority of the voting power of TruGolf
●	TruGolf Nevada comprising the ongoing operations of the combined company
●	TruGolf Nevada contributing a majority of the governing body members of New TruGolf, and
●	TruGolf Nevada’s senior management comprising the senior management of New TruGolf

Exchange of TruGolf Nevada Shares for Shares of TruGolf

Based on 13,098 TruGolf Nevada shares of common stock outstanding immediately prior to the closing of the Business Combination, the Exchange Ratio determined in accordance with the terms of the Merger Agreement is approximately 570.10:1. TruGolf issued 7,467,134 shares of TruGolf common stock to legacy TruGolf Nevada shareholders in the Business Combination, determined as follows:

TruGolf Nevada
shares outstanding
as of immediately
prior to the Closing

Ordinary Shares, par value $0.01 per share	13,098
Exchange Ratio	570.10:1
Estimated shares of New TruGolf common stock issued to TruGolf Nevada shareholders upon closing	7,467,134

The common shares issued to legacy TruGolf Nevada shareholders consists of 5,750,274 shares of TruGolf Class A common stock and 1,716,860 shares of TruGolf Class B common stock. See Note 17 – Stockholders’ Deficit for the detail of the remaining 5,787,978 shares of Class A common stock exchanged in the Merger.

The purchase price for the Merger was allocated to the net assets acquired on the basis of historical costs with no goodwill or other intangible assets recorded. The following summarizes the allocation of the purchase price to net assets acquired in the Merger:

Cash and cash equivalents	$103,818
Net proceeds from investment fund (PIPE)	2,237,213.00
Accounts payable and accrued expenses	(310,724)
Loans payable	(1,565,000)

Net assets	$465,307

PIPE Convertible Notes Payable assumed in Merger	$4,650,000
Less: Original Issue Discount of 10%	(465,000)
PIPE Convertible Notes Payable, net	4,185,000
Payment of closing costs and other expenses	(1,947,787)
Net proceeds from PIPE Convertible Notes Payable assumed in Merger	$2,237,213

On November 2, 2023 and December 7, 2023, Deep Medicine Acquisition Corp. (“DMAQ”) executed loan agreements with certain accredited investors (together, the “Prior Loan Agreements”) pursuant to which such investors agreed to loan DMAQ up to an aggregate $11,000,000 in exchange for the issuance of convertible notes and warrants. On February 2, 2024, TruGolf (f/k/a Deep Medicine Acquisition Corp.) executed a securities purchase agreement (the “Purchase Agreement”) with (i) each of the investors party to the Prior Loan Agreements, which replaced, the Prior Loan Agreements in their entirety, and with (ii) additional investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the Company (i) senior convertible notes in the aggregate principal amount of up to $15,500,000 (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”); and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

The Purchase Agreement contemplated the funding of the investment (the “Investment”) across multiple tranches. At the first closing (the “Initial Closing”) an aggregate principal amount of $4,650,000 of PIPE Convertible Notes were issued upon the satisfaction of certain customary closing conditions in exchange for aggregate gross proceeds of $4,185,000, representing an original issue discount of 10%. On such date (the “Initial Closing Date”), the Company also issued the PIPE Investors the Series A Warrants and the Series B Warrants.

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

On August 13, 2024, the Company entered into those certain waiver and amendment agreements (the “Waiver”), pursuant to which the Company and the PIPE Investors agreed to: (i) waive any breaches or defaults caused by the Company’s failure to timely file its SEC reports through August 14, 2024; (ii) extend the date by which the Additional Optional Closings may occur until 11 months from the effective date of the initial Registration Statement; (iii) permit the Company to raise debt financing from its affiliates through non-convertible, unsecured notes with a maturity date that is later than the maturity date of the PIPE Convertible Notes; (iv) waive certain registration failures until September 3, 2024 and permit the issuance of common stock to satisfy certain registration failures; and (v) allow the Company to satisfy the interest payments due April 1, 2024, July 1, 2024 and October 1, 2024 from the issuance of common stock or by allowing such amounts to be added to the principal amount of the PIPE Convertible Notes, at the option of the PIPE Investors. In addition, certain PIPE Investors agreed to acquire additional PIPE Convertible Notes without regard to any volume or price requirements in the instruments. In connection with the Waiver, the Company issued an aggregate of 192,151 shares in satisfaction of certain registration statement delay payments and issued an aggregate of 157,582 shares in satisfaction of outstanding interest payments. Such payments were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is equal to the lesser of (i) the Conversion Price, and (ii) 90% of the lowest volume weighted average price of the Class A common stock during the five consecutive trading days immediately prior to such conversion. Additionally, the Company issued 190,586 shares to a PIPE Investor as a result of language in the PIPE Convertible Note related to ownership percentage prior to the Merger.

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

On December 6, 2024, a certain PIPE Investor agreed to purchase additional PIPE Convertible Notes in the aggregate principal amount of $2,100,000 for aggregate proceeds of $1,890,000.

As of December 31, 2024, the Company recorded PIPE Convertible Notes payable of $4,068,953, net of discounts. For the year ended December 31, 2024 the Company recorded interest expense on the PIPE Convertible Notes of $5,922,451, which included $4,216,986 in make whole interest as a result of debt conversions, and interest expense relating to the amortization of the OID of $516,239.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The Company operates in one business segment, which is Golf Simulators.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the year ended December 31, 2023 to conform to the financial statement presentation for the year ended December 31, 2024. These reclassifications had no effect on net loss or cash flows as previously reported.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments. Actual results could differ from those estimates.

Key estimates relate primarily to determining the net realizable value and demand for inventory, useful lives associated with property and equipment and capitalized software, valuation allowances with respect to deferred tax assets, contingencies, and the valuation and assumptions underlying share-based compensation and equity warrants. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents primarily consist of institutional money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper and are carried at cost, which approximates fair value.

Concentration of Credit Risk

The Company maintains the majority of its cash and cash equivalents in accounts with large financial institutions. At times, balances in these accounts may exceed federally insured limits; however, to date, the Company has not incurred any losses on its deposits of cash and cash equivalents.

Marketable Investment Securities

The Company generally invests its excess cash in investments in corporate fixed income securities and U.S. Treasury securities. Such investments are included in cash and cash equivalents or marketable investment securities on the accompanying consolidated balance sheets and are classified based on original maturity. The Company considers all highly liquid investments with an original maturity date of 90 days or less to be cash equivalents and considers all highly liquid investments with an original maturity greater than 90 days and less than one year to be marketable securities.

Marketable fixed income securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains and losses on the sale of marketable securities are determined using the average cost method on a first-in, first-out basis and recorded in total other income (expense), net in the statements of operations and comprehensive loss. Each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as its ability and intent to hold the investment until a forecasted recovery of the carrying value occurs. Expected credit losses are recorded as an allowance through other income (expense), net on the Company’s consolidated statements of operations.

During the year ended December 31, 2024, the Company sold and liquidated most of its marketable securities resulting in a gain of $1,662 recorded in the consolidated statements of comprehensive gain (loss). Marketable investment securities had a balance of $10,114 and $55,217 as of December 31, 2024 and 2023, respectively, and are included with cash and cash equivalents on the consolidated balance sheets.

Accounts Receivable, net

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company estimates its allowance using a rate loss model based on delinquency. The estimated loss rate is based on historical experience with specific customers, understanding of the Company’s current economic circumstances, reasonable and supportable forecasts, and the Company’s judgment as to the likelihood of ultimate payment based upon available data. Management believes the Company’s credit risk is mitigated by the geographically diverse customer base and its credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectable. As of December 31, 2024 and 2023, the Company’s allowance for doubtful accounts was $1,470,868 and $1,227,136.

Inventory, net

The Company’s inventory consists of raw materials and are valued at the lower of historical cost or net realizable value, where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on an average or specific cost basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. As of December 31, 2024 and 2023, the Company had $448,360 and $429,050, respectively, reserved for obsolete inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term (including renewals that are reasonably assured) or the estimated useful lives of the improvements. For internal-use software, external costs and employee payroll expenses directly associated with developing new or enhancing existing software applications are capitalized subsequent to the preliminary stage of development. Internal-use software costs are amortized using the straight-line method over the estimated useful life of the software when the project is substantially complete and ready for its intended use.

Category	Estimated Useful Life
Computer equipment and software	3 - 10 years
Furniture and fixtures	3 - 15 years
Vehicles	5 years
Equipment	5 - 10 years

Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the Company’s results of operations for the respective period.

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 985-20, Software – Costs of Software to be Sold, Leased, or Marketed, the Company began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in selling, general and administrative expenses on our consolidated statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires management to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. The balance of capitalized software development costs, net of accumulated amortization, at December 31, 2024 and 2023, was $1,540,121 and $0, respectively. The Company recorded amortization of capitalized software costs of $224,648 and $0 for the years ended December 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event the carrying value is not recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. The Company did not record a loss on impairment during the years ended December 31, 2024 and 2023, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $736,744 and $395,941 for the years ended December 31, 2024 and 2023, respectively, and are recorded in operating expenses on the consolidated statements of operations.

Debt with Warrants

In accordance with ASC 470-20-25, when the Company issued debt with warrants, the Company treats the fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations using the straight-line method. The offset to the contra-liability is recorded as either equity or liability in the Company’s consolidated balance sheets depending on the accounting treatment of the warrants. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values using Level 3 inputs, based on the short-term maturity of these instruments. The carrying amount of notes payable approximate the estimated fair value for this financial instrument as management believes that such debt and interest payable on the notes approximates the Company’s incremental borrowing rate. The following table shows the Company’s cash, cash equivalents, restricted cash, marketable securities, and derivative liabilities by significant investment category as of December 31, 2024 and 2023:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2022	$-	$-	$-	$-
Money market funds	55,216	55,216	-	-
Corporate fixed income securities	452,682	-	452,682	-
U.S. treasury securities	2,026,271	-	2,026,271	-
Fair value at December 31, 2023	$2,534,169	$55,216	$2,478,953	$-
Money market funds	(45,102)	(45,102)	-	-
Corporate fixed income securities	(452,682)	-	(452,682)	-
U.S. treasury securities	(2,026,271)	-	(2,026,271)	-
Derivative liability(1)	-	-	-	-
Fair value at December 31, 2024	$10,114	$10,114	$-	$-

(1)	During the year ended December 31, 2024, the Company recorded a derivative liability related to the PIPE Warrants of $142,319. During the year ended December 31, 2024, the Company recorded a gain on fair value remeasurement of $142,319. See Note 17 – Stockholders’ Deficit for additional details.

Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheets for its office space and warehouse. See Note 19 – Leases for further discussion, including the impact on the Company’s financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office and warehouse rental. All of the leases are classified as operating leases. The Company has two lease agreements with remaining terms of 3.4 years and 11 months.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2024 and 2023, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations when a determination is made that such expense is likely.

Revenue Recognition

Revenue Recognition Policy

Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer and is measured as the amount of consideration to which the Company expects to be entitled to in exchange for corresponding goods or services. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. The Company has two distinct revenue streams: golf simulators and content software subscriptions.

Performance obligations under our contracts consist of hardware, software consisting of perpetual licenses and subscription licenses, and support within a single operating segment.

Golf Simulators – Substantially all the Company’s sales are multiple performance obligation arrangements for its golf simulators, for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Golf simulators are bundled and are comprised of both hardware, a software license (for the software to operate the simulator), and a content software subscription license. Revenue from golf simulators is recognized at the point in time when installation (hardware and software) has occurred and has been accepted by the customer. For transactions where the Company utilizes a third-party to complete the installation, the Company recognizes revenue solely for the simulator hardware upon delivery to the customer or third-party installer and then recognizes the remainder of the revenue upon installation and customer acceptance.

Perpetual License – Golf simulators require specific proprietary software to run the simulations. The Company records revenue from the proprietary software products under perpetual licenses. Revenue from the perpetual licenses is recognized at the time of installation and customer acceptance.

Content Software Subscriptions – The Company offers content software subscriptions for one and twelve months. We recognize revenue from these transactions when control has passed to the customer and the performance obligations have been satisfied. Control is considered to have passed to the customer when the software license has been delivered and accepted by the customer. The content software subscription revenue is recognized over the term of the contract.

Deferred Revenue

Deferred revenue represents either customer advance payments or performance obligations that have not yet been met.

Revenue from golf simulators and perpetual software licenses is deferred and primarily recognized upon the installation of the golf simulators and acceptance from the customer. Revenue from content software subscriptions is deferred and recognized ratably over the life of the subscription (one or twelve months). During the year ended December 31, 2024, the Company recognized $1,704,224 of golf simulator and subscription services revenue, respectively, that was included in deferred revenue balances at the beginning of the year.

Remaining Performance Obligations

As of December 31, 2024, approximately $3.1 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize 100% of this revenue over the next 12 months.

Disaggregated Revenue

	Year Ended December 31,
	2024	2023
Revenues:
Golf Simulators(1)	$13,708,760	$11,969,498
Content Software Subscriptions	7,852,699	8,493,368
Other(2)	297,405	120,985
Total net revenue	$21,858,864	$20,583,851

(1)	Includes items such as simulator hardware and proprietary perpetual licenses.
(2)	Includes items such as shipping and installation revenue.

Cost of Revenues

Cost of revenue includes direct materials, labor, manufacturing overhead costs and reserves for estimated warranty cost (excluding depreciation). Cost of revenues also includes charges to write down the carrying value of the inventory when it exceeds its estimated net realizable value and to provide for on-hand inventories that are either obsolete or in excess of forecasted demand, as consistently reviewed by the Company. During the years ended December 31, 2024 and 2023, the Company recorded an expense of $0 and $721,000 in inventory write-down, respectively.

Royalties

The Company has royalty agreements with certain software suppliers to pay royalties based on the number of units and subscriptions sold. The royalty percentages range between 20% and 30%. Royalty expense for the years ended December 31, 2024 and 2023, was $706,214 and $709,640, respectively.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All outstanding options and warrants are considered potentially outstanding common stock. The dilutive effect, if any, of stock options or warrants is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

The following table sets forth the computations of loss per share:

	Year Ended December 31,
	2024	2023
Numerators:
Net loss	$(8,795,419)	$(10,283,109)
Denominator:
Weighted-average common shares Series A outstanding, basic and diluted	11,634,761	11,994
Net loss per common share Series A, basic and diluted	$(0.76)	$(857.35)

Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options, warrants and shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

Stock Options	1,131,000
PIPE Convertible Notes(1)	928,700
Common Stock - Series A warrants	1,409,092
Common stock - Series B warrants	1,550,000
Earnout shares - Earned in three Tranches over three years (assumes achievement of revenue and VWAP targets)	4,500,000
Underwriter warrants to I-Bankers convertible at $12.00/common share	632,500
Total dilutive	10,151,292

(1)	Does not include shares for interest or make-whole amounts as the number of shares is undeterminable since the calculation is based on variable floating factors

Stock-based Compensation

The Company has the ability to grant employees a number of different stock-based awards, including restricted shares of common stock, restricted stock units, stock options, and stock appreciation rights to purchase common stock, under the TruGolf Holdings, Inc. 2024 Incentive Plan (the “2024 Plan”). The Company records stock-based compensation expense based on the fair value of stock awards at the grant date and recognizes the expense over the employees’ service periods. For performance-based awards, recognition of stock-based compensation expense also includes management’s estimate of the probability of performance criteria as of the end of each reporting period. Stock-based compensation expense is recognized net of estimated forfeitures and expense is not recognized for awards that do not vest if service or performance conditions are not satisfied.

Pursuant to Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company expects to use the extended transition period for any new or revised accounting standards during the period which the Company remains an emerging growth company.

Segment Reporting

The Company currently operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of indoor golf simulators. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Principal Executive and Financial Officer and Director, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the comparable publicly traded on recognized stock exchanges. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of the grant.

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this new guidance for the year-ended December 31, 2024, on a retrospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements. (see Note 15)

Recent Accounting Pronouncements

In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to disclose additional information about specific expense categories. In January 2025, the FASB issued ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarified the effective date for ASU 2024-03. These amendments are intended to provided more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable and allowance for doubtful accounts consisted of the following as of December 31:

	2024	2023
Trade accounts receivable	$2,870,021	$3,458,625
Other	-	167,383
	2,870,021	3,626,008
Less allowance for doubtful accounts	(1,470,868)	(1,227,136)
Total accounts receivable, net	$1,399,153	$2,398,872

NOTE 5 – INVENTORY, NET

The following summarizes inventory as of December 31:

	2024	2023
Inventory - raw materials	$2,797,705	$2,548,134
Less reserve allowance for obsolescence	(448,360)	(429,050)
Inventory, net	$2,349,345	$2,119,084

NOTE 6 – MARKETABLE INVESTMENT SECURITIES

In February 2023, the Company entered into a brokerage agreement and deposited $2,500,000. In February 2023, we purchased $450,751 in corporate fixed income securities (corporate bonds) and $1,981,061 in government securities (Treasury securities). The Company terminated the brokerage agreement during the year ended December 31, 2024, liquidated the vast majority of its investments and has $10,114 recorded in cash and cash equivalents on its balance sheet as December 31, 2024. As of December 31, 2023, the marketable securities consisted of the following:

Corporate fixed income securities, weighted average yield and maturity of 5.39% and 2.38 years, respectively	$452,682
Government securities, weighted average yield and maturity of 4.91% and 3.25 years, respectively	2,026,271
Total marketable investment securities	$2,478,953

NOTE 7 – OTHER LONG-TERM ASSETS

The following summarizes other long-term assets as of December 31:

	2024	2023
Security deposit - Ethos Management loan(1)	$-	$1,875,000
Security deposits - leased facilities	31,023	30,983
Total other long-term assets	$31,023	$1,905,983

(1)	See Note 10 – Notes Payable – Ethos Management Inc.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment as of December 31:

	2024	2023
Software and computer equipment	$795,369	$809,031
Furniture and fixtures	230,883	230,883
Vehicles	59,545	59,545
Equipment	15,873	15,873
	1,101,670	1,115,332
Less accumulated depreciation	(957,818)	(881,024)
Total other long-term assets	$143,852	$234,308

Total depreciation expense was $76,794 and $58,641 for the years ended December 31, 2024 and 2023, respectively.

The following summarizes capitalized software development costs as of December 31, 2024:

Capitalized software - beginning balance, December 31, 2023	$-
Capitalized software development costs - 2024	1,701,471
Less accumulated amortization	(161,350)
$1,540,121

Total amortization expense for the years ended December 31, 2024 and 2023, was $161,350 and $0, respectively.

NOTE 9 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following amounts as of December 31:

	2024	2023
Accrued payroll	$108,945	$326,515
Credit cards	55,180	240,989
Warranty reserve	140,000	140,000
Sales tax payable	105,563	43,891
Other accrued liabilities	589,619	374,100
Total accrued and other current liabilities	$999,307	$1,125,495

Accrued liabilities and other current liabilities assumed in Merger as of December 31, 2024:

Accrued tax payable	$45,008
Total accrued and other current liabilities assumed in Merger	$45,008

NOTE 10 – NOTES PAYABLE

Notes payable consisted of the following as of December 31:

Revenue from golf simulators and perpetual software licenses is deferred and primarily recognized upon the installation of the golf simulators and acceptance from the customer. Revenue from content software subscriptions is deferred and recognized ratably over the life of the subscription (one or twelve months).

	2024	2023
Note payable - Ethos Management Inc.	$-	$2,499,999
Note payable - Mercedez-Benz	19,733	29,149
	19,733	2,529,148
Less deferred loan fees - Ethos Management Inc.	-	(116,940)
Less current portion	(10,001)	(9,425)
Note payable long-term portion	$9,732	$2,402,783

Ethos Management Inc.

In January 2023, the Company entered into a financing agreement with Ethos Asset Management Inc. (the “Ethos Loan” or “Ethos”) in the principal amount of up to $10 million. Pursuant to the terms of the Ethos Loan, the Company may draw down financing proceeds equal to $833,333 each month beginning in April 2023, up to the $10 million amount. Interest associated with the Ethos Loan is fixed at 4% per annum and has a three-year grace period for principal and interest payments. Annual principal and interest payments will commence in 2027 and continue through 2034. As a condition to funding, the Company provided Ethos with a $1,875,000 deposit as collateral (the “Deposit Collateral”) for the note (See Note 7 – Other Long-Term Assets).

The Ethos Loan stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of the loan agreement. In August 2023, Ethos informed the Company that unrelated to the Company, Ethos was undergoing a routine audit of its portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. In February 2024, due to the lack of additional fundings and in accordance with the terms of the Ethos Loan, the Company sent Ethos a notice of termination for materially breaching the Ethos Loan agreement. Based on the termination for default clause in the Ethos Loan, the Company was entitled to retain all funds disbursed by Ethos and Ethos must release the Deposit Collateral. At the date of the Ethos Loan termination the principal and accrued interest owed on the Ethos Loan was $2,383,059 and $81,560, respectively. As a result of the Ethos Loan termination, the outstanding principal and accrued interest was offset by the Deposit Collateral leaving $589,619, which is included in Accrued and other current liabilities on the consolidated balance sheets at December 31, 2024 (See Note 9 – Accrued and Other Current Liabilities).

Mercedes-Benz

In November 2020, the Company entered into a $59,545, 5.90% annual interest rate note payable with Mercedez-Benz for a delivery van. The note matures on November 20, 2026, and is secured by the van. The Company makes a monthly payment of $908, which includes both principal and interest. The outstanding principal on the note at December 31, 2024 and 2023, was $19,733 and $29,149, respectively.

JPMorgan Chase

In June 2021, the Company entered into a $500,000, 3.00% annual interest rate note payable with JPMorgan Chase Bank, N.A. (“JPMorgan”) and has a maturity date of June 8, 2026. The Company makes a monthly principal and interest payment in the amount of $8,994. There is no prepayment penalty.

In December 2023, the Company entered into a one-year line of credit facility with JPMorgan. See Note 13 – Lines of Credit. The outstanding note payable balance of $257,113 was transferred to the new line of credit.

Notes Assumed in Merger

As a successor to DMAQ, the Company assumed notes payable from the Merger in the amount of $1,565,000, which was comprised of: (i) an unsecured promissory note in the aggregate principal amount of $1,265,000 issued to two affiliates of the Sponsor on October 15, 2022, in connection with the First Extensions, from October 29, 2022 to January 29, 2023, and (ii) an unsecured promissory note in the principal amount of $300,000 issued to an affiliate of the Sponsor on February 9, 2023 in connection with the Second Extension, from January 29, 2023, to July 29, 2023, pursuant to which a monthly payment of $50,000 had been deposited in the Trust Account after January 29, 2023 for six months. Pursuant to the fully executed Promissory Notes, each of the Promissory Notes bears no interest and is due upon the earlier of the consummation of DMA’s initial business combination or the date of the liquidation of DMAQ. During the year ended December 31, 2024, the Company made a principal payment of $100,000 to one of the note holders.

On December 31, 2024, using the proceeds from the November 7, 2024, funding of additional PIPE Convertible Notes (See Note 11 – PIPE Convertible Notes) the Company repaid the remaining balance of such notes in full. The extinguishment of one of the convertible notes resulted in extinguishment accounting. See Note 11 – PIPE Convertible Notes for additional details.

NOTE 11 – PIPE CONVERTIBLE NOTES

On November 2, 2023 and December 7, 2023, DMAQ executed loan agreements with certain accredited investors (together, the “Prior Loan Agreements”) pursuant to which such investors agreed to loan DMAQ up to an aggregate $11 million in exchange for the issuance of convertible notes and warrants. On February 2, 2024, the Company executed a securities purchase agreement (the “Purchase Agreement”) with each of the investors that executed the Prior Loan Agreements, which replaced the Prior Loan Agreements in their entirety, and with additional investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the Company (i) senior convertible notes in the aggregate principal amount of up to $15.5 million (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 1,409,091 shares of the Company’s Class A common stock (the “Series A Warrants”), and (iii) Series B warrants to initially purchase 1,550,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

Under the terms of the Purchase Agreement, the Company has the right, but not the obligation, to require that the PIPE Investors purchase additional PIPE Convertible Notes at up to two additional closings. On February 6, 2024, the first additional closing (the “First Mandatory Additional Closing”) occurred for the sale of $4.65 million in additional PIPE Convertible Notes with an Original Issue Discount of $465,000 for gross proceeds of $4.185 million, subject to the filing of a registration statement and satisfaction of customary closing conditions.

The second additional closing (the “Second Mandatory Additional Closing”) may occur upon notice any time following the second trading day after the First Mandatory Additional Closing, and provides for the sale of up to $6.2 million in additional PIPE Convertible Notes for gross proceeds of $5.58 million, subject to the effectiveness of the registration statement, receipt of required shareholder approvals, and satisfaction of customary closing conditions.

In addition, pursuant to the Purchase Agreement, as amended, each PIPE Investor has the right, but not obligation, to require the Company to sell to such investor its pro rata share of up to an aggregate principal amount of $10.85 million of additional PIPE Convertible Notes in one or more “Additional Optional Closings,” provided that the principal amount issued in each such closing is no less than $250,000. These optional rights expire on August 30, 2025, if not exercised.

On August 13, 2024, the Company entered into waiver and amendment agreements (the “Waiver”) with the PIPE Investors. Under the Waiver, the parties agreed to, among other things: to (i) waive any defaults caused by the Company’s failure to timely file SEC reports through August 14, 2024, (ii) extend the deadline for Additional Optional Closings to 11 months following the effectiveness of the initial registration statement, (iii) permit the Company to raise non-convertible, unsecured debt financing from its affiliates, (iv) waive certain registration failures through September 3, 2024, and allow such failures to be cured through the issuance of common stock, and (v) allow interest payments due April 1, July 1, and October 1, 2024, to be paid in shares of common stock or added to the principal of the PIPE Convertible Notes, at the election of the applicable PIPE Investor. In connection with the Waiver, the Company issued 192,151 shares of Class A common stock to satisfy registration delay penalties and 157,582 shares of Class A common stock to satisfy accrued interest obligations. These issuances were made at the “Alternate Conversion Price” set forth in the PIPE Convertible Notes, which is defined as the lesser of the fixed conversion price or 90% of the lowest volume weighted average price (VWAP) of the Company’s Class A common stock over the five consecutive days prior to conversion. Additionally, the Company issued 190,586 shares to a PIPE Investor as a result of language in the PIPE Convertible Note related to ownership percentage prior to the Merger.

On November 7, 2024, the Company and certain PIPE Investors entered into further amendments to the Waiver (the “Amendments”) under which the PIPE Investors agreed to waive any breaches or defaults resulting from the Company’s failure to timely file SEC reports through August 21, 2024, and extended the waiver for certain registration failures through October 3, 2024. The PIPE Investors also waived defaults related to the Company’s non-compliance with the continued listing requirements of the Nasdaq Stock Market, including (i) failure to meet the minimum stockholders’ equity threshold, (ii) failure to meet the minimum market value of publicly held shares, and (iii) failure to meet the minimum bid price requirement. These waivers are effective through January 15, 2025, but may be extended through March 15, 2025, solely with respect to the bid price deficiency, provided the Company remains in compliance with all other listing requirement and files a preliminary proxy statement to seek shareholder approval of a reverse stock split. In connection with these Amendments, the Company issued 116,959 shares of Class A common stock to satisfy additional registration delay penalties and 65,790 shares of Class A common stock for unpaid interest, also at the Alternate Conversion Price.

Also on November 7, 2024, certain PIPE Investors agreed to purchase an additional $3.3 million in principal amount of PIPE Convertible Notes with an Original Issue Discount of $330,000 for gross proceeds of $2.97 million. The Company used approximately $2.5 million of the proceeds from this issuance to repay outstanding debt and cover related transaction expenses.

One of the November 7, 2024, PIPE Notes was exchanged for a convertible note payable and an unsecured note payable that were issued to the same PIPE Investor. The exchange resulted in debt extinguishment accounting as the present value of the future cash flows of the new PIPE Convertible Note was greater than 10% of the remaining present value of the cash flows of the exchanged notes. As a result, the Company recorded a loss on extinguishment of debt of $270,594 on the consolidated statements of operations for the year ended December 31, 2024.

On December 16, 2024, a certain PIPE Investor agreed to purchase an additional $2.1 million in the principal amount of a PIPE Convertible Note with an Original Issue Discount of $210,000 for gross proceeds of $1.89 million.

PIPE Convertible Notes payable consisted of the following as of December 31, 2024:

PIPE Convertible Note - Tranche 1 - February 7, 2024	$4,650,000
PIPE Convertible Note - Tranche 2 - November 7, 2024	3,570,594
PIPE Convertible Note - Tranche 2 - December 16, 2024	2,100,000
10,320,594
Less Debt Discount associated with OID and Warrants	(1,147,319)
PIPE Convertible Notes, net	9,173,275
Less gross PIPE Convertible Note principal converted into Class A common stock	(5,832,600)
Add accretion of debt discount	728,278
Total PIPE Convertible Notes, net	$4,068,953

During the year ended December 31, 2024, the Company converted an aggregate principal amount of $5,832,600 and $4,224,860 in accrued and make-whole interest related to the PIPE Convertible Notes into 13,787,393 shares of the Company’s Class A common stock. During the year ended December 31, 2024, amortization expense related to the Original Issue Discount of the PIPE Convertible Notes was $728,278. The principal balance net of Debt Discounts and accrued interest related to the PIPE Convertible Notes at December 31, 2024, was $4,068,953 and $154,500, respectively.

NOTE 12 – RELATED PARTY NOTES AND LOANS PAYABLE

Related party notes payable consisted of the following as of December 31:

	2024	2023
Note payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	800,000	1,300,000
Note payable - Carver	111,000	148,000
Loan - Chris Jones	2,000,000	-
	3,561,000	2,098,000
Less current portion	(2,937,000)	(1,237,000)
Note payable long-term portion	$624,000	$861,000

Future maturities of related party notes and loan payables as of December 31, 2024:

2025	$2,937,000
2026	287,000
2027	337,000
Total	$3,561,000

ARJ Trust

In December 2008, the Company entered into a note payable with ARJ Trust, a trust that is indirectly controlled by the Company’s chief executive officer. The note has a principal amount of $500,000, an interest rate of 8.50% per annum, and a maturity date of March 31, 2024. The Company is required to make monthly interest-only payments of $3,541.

In June 2010, the Company entered into a second note payable with ARJ Trust. The note has a principal amount of $150,000, an interest rate of 8.50% per annum, and a maturity date of March 31, 2024. The Company is required to make monthly interest-only payments of $1,063.

On March 31, 2024, the maturity date of the notes was extended to March 31, 2025.

The Company made interest-only payments of $55,248 during the years ended December 13, 2024 and 2023, respectively. The principal balance of the notes was $650,000 at December 31, 2024 and 2023.

McKettrick

In May 2019, the Company entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. If the annual installment is not paid within 10 days of the due date a late fee of 5% is charged. During the year ended December 31, 2024, the Company paid the December 2024 and 2023 installments totaling $500,000 and $50,000 in a negotiated extension fee for the 2023 installment. The principal balance of the note payable was $800,000 and $1,300,000 at December 31, 2024 and 2023, respectively.

Carver

In January 2021, the Company entered into a $222,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in semi-annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. The Company made the required installments totaling $37,000 for the years ended December 31, 2024 and 2023. The principal balance of the note payable was $111,000 and $148,000 at December 31, 2024 and 2023, respectively.

Chris Jones

During the year ended December 31, 2024, the Company chief executive officer loaned the Company an aggregate of $2 million for operating expenses. The loaned amount has a zero interest rate and no stated maturity date. The Company made no payments towards the loan during the year ended December 31, 2024, however, the Company expects to pay back the loan in full. The principal balance of the loan payable was $2,000,000 at December 31, 2024.

NOTE 13 – LINES OF CREDIT

JPMorgan Chase

In December 2023, the Company entered into a $2,000,000 variable rate line of credit with JPMorgan. The purpose of the new line of credit was to consolidate the balances outstanding on the note payable and the previous line of credit, which had matured. The line of credit matures on December 31, 2024. The line of credit has an annual interest rate of the Adjusted SOFR (Secured Overnight Financing Rate) Rate plus 3.00%.

The line of credit is secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JPMorgan. The outstanding principal balance on the line of credit was $802,738 at December 31, 2024 and 2023.

Morgan Stanley

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which was secured by the marketable securities held in our brokerage account (See Note 6 – Marketable Investment Securities). The Company terminated the brokerage agreement during the year ended December 31, 2024, liquidated the vast majority of its investments and has $10,114 recorded in cash and cash equivalents on its balance sheet as December 31, 2024. The outstanding balance of the line of credit at December 31, 2023 was $1,980,937.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

In May 2022, the Company entered into two separate but identical $300,000 (total $600,000) convertible notes payable (the “Convertible Notes”) with an interest rate of 10% per annum with two individual consultants (the “Noteholders”) to assist with services including an initial public offering preparation and listing to Nasdaq or other national exchange, assist the Company and its counsel in preparing a code of conduct and employment agreements, franchise development, and valuation increase through growth among other services. The original terms of each note include a 15% original issue discount (“OID”), 292 warrants to purchase common stock, no prepayment penalty and a maturity date of February 25, 2023.

The warrants were exercisable at $4,800 per share for five years and a cashless option and a mandatory exercise over $9,600 with no prepayment penalty. The warrants were non-exercisable for one year from issuance. The valuation assumptions used in the Black-Scholes model to determine the fair value of each warrant awarded in 2022: expected stock price volatility ranged from 40.06% to 80.17%; expected term in years 5.00 with a discount for the one-year lockout period; and risk-free interest rate 2.95%.

The Noteholder has the right, at any time on or after the issuance date and prior to the maturity date, to convert all or any portion of the then outstanding and unpaid principal plus any accrued interest thereon into shares of TruGolf Nevada’s common stock. The per share conversion price will be convertible into shares of common stock equal to 70% multiplied by the lower of (i) the volume weighted average of the closing sales price of the common stock on the date that TruGolf Nevada’s listing on the Nasdaq Global Market or other national exchange (“Uplisting”) is successfully consummated or (ii) the lowest closing price for the five trading days following the date of Uplisting, not including the Uplisting day.

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

In July 2023, the Company and Convertible Noteholders entered into Warrant Cancellation Agreements, whereby the warrants were canceled when the Merger (business combination) with Deep Medicine Acquisition Corp. was completed. Also in July 2023, the convertible notes were modified whereby the maturity date was extended by up to an additional eight months (February 29, 2024), to be in two extensions of four months each. Five days prior to the extension deadline the Company was to issue 9,000 shares (total 18,000 shares if the Company elects the two extensions) of TruGolf Nevada’s stock. The Company did elect the extension. The Company has not issued the shares as of the date of this filing.

There was zero OID related to the Convertible Notes remaining as of December 31, 2024 and 2023, and there was no OID interest expense or amortization recorded during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the balance of the Convertible Notes was $0 and $954,622, respectively. The Convertible Notes were paid off in connection with the November 7, 2024, funding of the additional PIPE Convertible Notes referenced in Note 11. The extinguishment of one of the convertible notes resulted in extinguishment accounting. See Note 11 – PIPE Convertible Notes for additional details.

NOTE 15 – DIVIDEND NOTES PAYABLE

Prior to the Merger, TruGolf Nevada filed its tax returns as an S Corporation. Historically, all income tax liabilities and benefits of TruGolf Nevada are passed through to the shareholders annually through distributions. No dividends were declared during 2023 or 2022. During 2021, the Board of Directors declared $7,395,694 in dividends to the shareholders, payable in cash as the Company’s liquidity allows. During 2022, TruGolf Nevada paid the shareholders an aggregate amount of $1,965,706. In November 2022, each shareholder agreed to defer the accrued dividends payable by entering into 6.00% interest rate dividend notes payable. All outstanding and accrued interest is due and payable when the dividend notes payable mature on December 31, 2025. Interest commenced accruing on January 1, 2023.

Dividends declared, distributed, and accrued are as follows as of December 31:

	2024	2023
Accrued interest on dividends payable	$515,677	$274,242
Dividends payable	$4,023,923	$4,023,923

NOTE 16 – GROSS SALES ROYALTY PAYABLE

In June 2015, the Company entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with a purchaser (“Purchaser”) for a gross sales royalty. The Purchaser agreed to purchase a sales royalty for the sum of $1,000,000 plus applicable taxes. Upon mutual agreement the Purchaser may purchase one or more additional royalties in an aggregate amount of up to $1,000,000. For the period June 2015 through May 2017, the Company paid a monthly payment of $20,833. Effective June 1, 2017, all subsequent monthly royalty payments has been equal to the greater of $20,833 plus the amount determined in accordance with the following:

i.	If the trailing twelve-month revenue of the Company is equal to or less than $6,110,000, 3.60% of the Company’s monthly revenues, in perpetuity (unless terminated in accordance with the Royalty Agreement);

ii.	If the trailing twelve-month revenue of the Company is equal to or greater than $17,200,000, 1.30% of the Company’s monthly revenues, in perpetuity (unless terminated in accordance with the Royalty Agreement); or

iii.	If the trailing twelve-month revenue of the Company is greater than $6,110,000 but less than $17,200,000, such percentage of monthly revenue determined by dividing $220,060 by the amount of the trailing twelve-month revenue and multiplying the result by 100, in perpetuity (unless terminated in accordance with the Royalty Agreement).

The royalty percentage was fixed at 3.6% based on the trailing twelve-month revenue at the time of executing the Royalty Agreement. On June 1, 2017, the royalty percentage was changed to 2.4% based on the trailing twelve-month revenues at the time as outlined in the table above.

The Royalty Agreement contains an option for a one-time buy down of the royalty rate. At any time following the date on which the Purchaser has received royalty payments that are, in the aggregate, equal to two times the then applicable Aggregate Installment Amount ($1,000,000), the Company may purchase and extinguish 75% (but no more nor less) of all amounts owing or to become owing to the Purchaser hereunder. In the event the Company wants to exercise the buy down option, the Company would pay the Purchaser $750,000. The adjusted royalty rate going forward would then be 0.6% (75% of the 2.4%).

The Royalty Agreement also contains an option for a buyout upon the change of control. If pursuant to a proposed change of control the acquirer under such transaction requires, as a condition to the completion of such transaction, that the Company purchase and extinguish all amounts owing or to become owing to the Purchaser hereunder, the Company will pay the greater of:

i.	An amount equal to two times the aggregate installment amount as at the date of the change of control buyout notice; and
ii.	An amount equal to A multiplied by B multiplied by C, where:

a.	A is equal to the aggregate installment amount as at the date of the change in control divided by $22,500,000;
b.	B is equal to 0.8; and
c.	C is equal to the net equity value of the Company; or in the case of a proposed asset sale, the proposed net purchase price of all or substantially all of the Company’s assets.

The Royalty Agreement does not contain a stated maturity date or bear interest. The agreement provides for a perpetual payment obligation, whereby the Company is required to remit a royalty equal to either 2.4% or 0.6% of applicable revenue, depending on whether the royalty rate buy-down option has been exercised. While the royalty percentage may be reduced pursuant to the terms of the buy-down provision, the only mechanism for terminating the Royalty Agreement is through a buyout that may be required by an acquirer in connection with a change of control transaction. In the absence of such a change of control, the Royalty Agreement remains in effect indefinitely.

Because the gross sales royalty payable has no stated fixed interest rate or maturity date, it is considered variable interest perpetual debt. The periodic variable payments to the Purchaser are recorded in interest expense. The outstanding balance at December 31, 2024 and 2023, was $1,000,000. During the years ended December 31, 2024 and 2023, the Company incurred $545,268 and $601,064, respectively.

NOTE 17 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized preferred stock of 10,000,000 shares with a par value of $0.0001. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Pre-Merger Common Stock

During the year ended December 2023, TruGolf Nevada issued an aggregate of 821 shares of common stock with a fair value of $5,473 per share, to consultants for services rendered.

During the year ended December 2023, TruGolf Nevada issued an aggregate of 252 shares of common stock with a fair value of $5,473 per share, to two executives as compensation.

On December 31, 2023, TruGolf Nevada issued an aggregate of 717 shares of common stock with a fair value of $5,475 per share, to certain shareholders for conversion of notes payable and related accrued interest in the aggregate amount of $3,925,273.

Post-Merger Common Stock

Prior to the Merger, the TruGolf Nevada had 13,098 shares of common stock outstanding. As described in Note 2 – Business Combination and Purchase Price Allocation, based on the 13,098 TruGolf Nevada shares of common stock outstanding immediately prior to the closing of the Business Combination, the Exchange Ratio determined in accordance with the terms of the Merger Agreement is approximately 570.10:1. TruGolf issued 7,467,134 shares of New TruGolf common stock to legacy TruGolf Nevada shareholders in the Business Combination.

Upon the closing of the Business Combination, the ownership of TruGolf’s common stock was as follows:

	Accrual Redemptions
	Number of
	Shares Owned	% Ownership
TruGolf Nevada shareholders - Series A	5,750,274	43.4%
TruGolf Nevada shareholders - Series B	1,716,860	13.0%
Private Placement Investors(1)	571,450	4.3%
DMAQ Public stockholders(2)	1,460,077	11.0%
DMAQ Directors and officers	280,000	2.1%
DMAQ Sponsor(3)	3,162,500	23.9%
I-Bankers(4)	313,951	2.4%

Total	13,255,112	100%

(1)	DMAQ’s Insiders had an aggregate of 406,500 units, which contain 406,500 Private Placement Shares and 406,500 Private Rights. I-Bankers had an aggregate of 113,000 units, which contain 113,000 Private Placement Shares and 113,000 Private Rights. Each holder of a Private Right received one-tenth of one share of DMAQ Class A common stock upon consummation of the initial business combination. Private placement shares were the shares of DMAQ Class A common stock. The 519,500 shares of DMAQ Class A common stock and 519,500 Private Rights were exchanged for a total of 571,450 shares of New TruGolf Class A Common Stock upon the closing of the Business Combination.

(2)	Prior to and in connection with the approval of the Business Combination, holders of 378,744 DMAQ Class A Shares properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the IPO. In addition, in connection with the January 26, 2024, meeting to amend certain provisions of DMA’s corporate documents allowing DMAQ to extend its existence, an additional 943 shares were redeemed, resulting in actual redemptions of 379,687 shares out of the total 574,764 shares of DMAQ common stock subject to redemption. Upon the closing of the Business Combination, 1,265,000 shares of New TruGolf Class A common stock were issued upon the conversion of 12,650,000 Public Rights.

(3)	In connection with the Business Combination, 3,162,500 shares of DMAQ Class A common stock held by the Sponsor and its affiliates were converted into 3,162,500 shares of New TruGolf Class A common stock.

(4)	Reflects the payment of the transaction fee pursuant to the BCMA Amendment due at Closing, which was paid to I-Bankers equal to (i) $2,000,000 in cash and (ii) 212,752 New TruGolf Class A Common Shares, and an aggregate of 101,200 Representative Shares issued in connection with the IPO were exchanged to New TruGolf Class A common stock upon the Closing.

Class A Common Stock

During the year ended December 31, 2024, the Company issued an aggregate of 723,068 shares of Class A Common Stock with fair values ranging from $0.52 - $0.98 per share to PIPE Convertible Note holders in lieu of cash for interest and make good provisions (See Note 11 – PIPE Convertible Notes).

During the year ended December 31, 2024, the Company issued and aggregate of 13,787,393 shares of Class A Common Stock with fair values ranging from $0.55 - $1.03 per share to PIPE Convertible Note holders for conversion of outstanding PIPE Convertible Notes and related accrued interest and make good provisions (See Note 11 – PIPE Convertible Notes).

Class B Common Stock

The Class B Common stock has voting rights of 25 votes per share, and votes as a single class together with the Class A Common Stock.

Outside of the 1,716,860 shares of Class B Common Stock issued in connection with the exchange of TruGolf Nevada shares of Class B Common Stock at the time of the Business Combination, no shares of Class B Common Stock were issued during the year ended December 31, 2024.

Warrant and Option Valuation

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. The expected term for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Warrant Offerings

During the year ended December 31, 2024, the Company issued 2 separate series of warrants as part of the PIPE Convertible Notes (see Note 11 – PIPE Convertible Notes); Series A Warrants and Series B Warrants.

Series A Warrants

In applying the Black-Scholes option pricing model to Series A Warrants granted or issued, the Company used the following assumptions:

December 31, 2024
Risk free interest rate	4.03%
Expected term (years)	5.00
Expected volatility	53.12%
Expected dividends	0.00%

On February 2, 2024, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,409,092 shares of the Company’s Class A Common Stock in association with the issuance of the PIPE Convertible Notes (the “Series A Warrants”). The Series A Warrants have an exercise price of $13.00 per share. The Series A Warrants had an aggregate grant date fair value of $126,819. The Series A Warrants met the definition of a liability per ASC 815 – Derivatives and Hedging. See Note 18 – Derivative Liability for additional details.

The weighted average estimated fair value of the Series A Warrants granted during the year ended December 31, 2024, was approximately $0.09 per share.

Series B Warrants

In applying the Black-Scholes option pricing model to Series B Warrants granted or issued, the Company used the following assumptions:

December 31, 2024
Risk free interest rate	4.14%
Expected term (years)	2.50
Expected volatility	49.40%
Expected dividends	0.00%

On February 2, 2024, the Company issued two-and-a-half-year immediately vested warrants to purchase an aggregate of 1,550,000 shares of the Company’s Class A Common Stock in association with the issuance of the PIPE Convertible Notes (the “Series B Warrants”). The Series B Warrants have an exercise price of $10.00 per share. The Series B Warrants had an aggregate grant date fair value of $15,500. The Series B Warrants met the definition of a liability per ASC 815 – Derivatives and Hedging. See Note 18 – Derivative Liability for additional details.

The weighted average estimated fair value of the Series A Warrants granted during the year ended December 31, 2024, was approximately $0.01 per share.

A summary of the warrant activity during the year ended December 31, 2024 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, January 1, 2024	-	$-
Granted	2,959,092	11.43
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2024	2,959,092	$11.43	2.8	$-

Exercisable, December 31, 2024	2,959,092	$11.43	2.8	$-

The following table presents information related to stock warrants at December 31, 2024:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$10.00	1,550,000	1.6	1,550,000
$13.00	1,409,092	4.1	1,409,092
	2,959,092		2,959,092

NOTE 18 – DERIVATIVE LIABILITY

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2024	$-
Issuance of derivative liabilities	142,319
Change in fair value of derivative liabilities	(142,319)
Ending balance as of December 31, 2024	$-

In applying the Black-Scholes option pricing model to derivatives issued and outstanding during the year ended December 31, 2024, the Company used the following assumptions:

For The Year Ended
December 31,
2024
Risk free interest rate	3.58% - 4.38%
Expected term (years)	1.50 – 5.00
Expected volatility	49.40% - 60.19%
Expected dividends	0.00%

During the year ended December 31, 2024, the Company recorded new derivative liabilities in the aggregate amount of $142,319 related to the PIPE Warrants associated with the PIPE Convertible Notes. See Note 11 – PIPE Convertible Notes for additional details. See Note 17 – Stockholders’ Deficit for warrants issued and deemed to be derivative liabilities.

During the year ended December 31, 2024, the Company recomputed the fair value of the derivative liabilities to be $0. The Company recorded a gain on the change in fair value of these derivative liabilities of $142,319 for the year ended December 31, 2024.

NOTE 19 – STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the fair value recognition of ASC 718.

Stock Issued For Compensation

On April 17, 2024, the Company issued 71,832 shares of Class A Common Stock to the former chief financial officer for services rendered with a fair value of $1.67 per share.

2024 Stock Incentive Plan

On October 24, 2024, the Company filed a Form S-8 to register 1,600,000 shares of the Company’s Class A Common Stock to participants in the TruGolf Holdings, Inc. 2024 Stock Incentive Plan (the “2024 Plan”). Awards to be made under the 2024 Plan consist of covering up to the sum of (i) 1,600,000 shares; and (ii) an annual increase commencing on January 1, 2025 and continuing annually on each anniversary thereof through (and including) January 1, 2035, equal to the lesser of (A) 5% of the shares of Company Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the Committee (the “Overall Share Limit”). Shares issued or delivered under the 2024 Plan may consist of authorized but unissued shares of common stock, shares purchased on the open market or treasury shares.

On October 11, 2024, the Company granted options to purchase an aggregate of 1,131,000 shares of Class A Common Stock at an exercise price of $0.93 per share and a fair value of $538,323. Vesting terms of these options are as follows: (i) 1,076,000 options vest upon issuance and (ii) 55,000 options vest 50% upon issuance and 50% on the one-year anniversary of the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, January 1, 2024	-	$-
Granted	1,131,000	0.93
Exercised	-	0
Forfeited	-	0
Outstanding, December 31, 2024	1,131,000	$0.93	4.8	$-
Exercisable, December 31, 2024	783,500	$0.93	4.8	$-

The weighted average grant date fair value of the options granted and vested during the year ended December 31, 2024, was $538,323 and $524,960, respectively. The weighted average non-vested grant date fair value of non-vested options was $13,368 at December 31, 2024.

The following table summarizes information about options to purchase shares of the Company’s Class A Common Stock outstanding and exercisable at December 31, 2024:

Options Outstanding		Options Exerciseable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exerciseable Number of Options
$0.93	1,131,000	4.8	783,500
	1,131,000		783,500

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended December 31,
	2024	2023
Risk free interest rate	3.88%	0.00%
Expected term (years)	5.00 - 5.25	-
Expected volatility	53.49%	0.00%
Expected dividends	0.00%	0.00%

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

			Weighted Average
	For the Year Ended Decemebr 31,	Unrecognized at December 31,	Remaining Amortization Period
	2024	2024	(Years)
General and administrative	$538,323	$13,368	1.00
Total	$538,323	$13,368	1.00

NOTE 20 – LEASES

The Company is party to two leases: (i) office space in Centerville, Utah (the “Centerville Lease”) and (ii) a warehouse in North Salt Lake City, Utah (the “SLC Lease”). The Centerville lease is scheduled to expire in May 2028 and the SLC Lease is scheduled to expire in November 2025.

The Company has operating leases for its corporate headquarters and warehouse. The Company determines if an arrangement contains a lease at inception based on the ability to control a physically distinct asset. Operating lease right-of-use assets are recorded in the consolidated balance sheets on the initial measurement of the lease liability as adjusted to include prepaid rent and initial direct costs less any lease incentives received. Lease liabilities are measured at the commencement date based on the present value of the lease payments over the lease term. The Company separately accounts for lease and non-lease components within lease agreements. The Company uses its incremental borrowing rate to present value the lease liability as key inputs to determine the interest rate implicit in the lease are not shared by lessors.

Operating lease expense is recorded on a straight-line basis over the lease term. Right-of-use assets and lease liabilities for short-term leases are not recognized in the consolidated balance sheets. Payments for short-term leases are recognized in the consolidated statements of operations on a straight-line basis over the lease term.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at lease inception point. The weighted average incremental borrowing rate applied was 8.39%. As of December 31, 2024, the Company’s leases had a remaining weighted average term of 2.39 years.

The following table presents net lease cost and other supplemental lease information:

	2024	2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$403,109	$322,102
Net lease costs	$403,109	$322,102

Operating lease - operating cash flows (fixed payments)	$403,109	$322,102
Operating lease - operating cash flows (liability reduction)	$334,254	$254,945
Non-current leases - right-of-use assets	$634,269	$972,663
Current liabilities - operating lease liabilities	$363,102	$334,255
Non-current liabilities - operating lease liabilities	$305,125	$668,228

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2024, are as follows:

Fiscal Year	Operating Leases
2025	$406,990
2026	140,163
2027	144,227
2028	60,808
Total future minimum lease payments	$752,188
Amount representing interest	(83,961)
Present value of net future minimum lease payments	$668,227

NOTE 21 – SEGMENT INFORMATION

The Company currently operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of indoor golf simulators. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Principal Executive and Financial Officer and Director, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting, contract labor, personnel, business development, royalty, and marketing expenses:

	Years Ended December 31,
	2024	2023
Consulting expenses	$1,226,900	$554,036
Contract labor	1,365,640	1,282,583
Personnel expenses	9,314,415	9,681,323
Business development expenses	528,264	729,466
Royalty expenses	706,214	709,640
Marketing expenses	710,658	395,941
Other expenses*	2,828,222	8,065,306
Total operating expenses	$16,690,313	$21,418,295

*	Other expenses materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

NOTE 23 – INCOME TAXES

During the Year ended December 31, 2023 and prior, the Company was an S Corporation for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the stockholders. As such, no recognition of federal or state income taxes for the Company has been provided for in the accompanying financial statements for 2023. Any uncertain tax positions taken by the stockholders on their individual returns was not an uncertain position of the Company.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the consolidated statement of operations as of December 31:

2024
Income tax benefit at statutory U.S. federal rate	(21)%
State income taxes, net of federal benefit	(0.95)%
Stock-based compensation	0.60%
Non-deductible derivative liability change	0.40%
Change in valuation allowance	21%

Total tax expense	-%

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities for the year ended December 31:

2024
Deferred tax assets:
Net operating losses	$1,628,300
Stock compensation expense	132,400
Accrued expenses	162,700
Extinguishment of debt	66,600
Depreciation	18,900
Amortization	179,100
Allowance for doubtful accounts	188,900
Deferred tax assets:	2,376,900

Deferred tax liabilities:
Prepaid expenses	(28,700)
Other	(64,400)
Deferred tax liabilities:	(93,100)

Valuation allowance	(2,283,800)
Net deferred tax asset/(liability)	$-

The valuation allowance recorded by the Company as of December 31, 2024, resulted from the uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The cumulative valuation allowance as of December 31, 2024, is $2.3 million, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

Management does not believe that there are significant uncertain tax positions in 2024. There are no interest and penalties related to uncertain tax positions in 2024.

The Company has federal net operating loss carryforwards of $6,580,951 as of December 31, 2024. $6,580,951 of the federal net operating loss has an indefinite carry forward period. The Company has State net operating loss carryforwards totaling $6,853,334 at December 31, 2024. The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2031.

The following table sets forth the tax years subject to examination for the major jurisdictions where the Company conducted business as of December 31, 2024:

Federal	2024
Utah	2024

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 analysis regarding the limitation of NOL carryforwards.

However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOL carryforward that was generated prior to any change of control. The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in the Company’s stock ownership.

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2024 and resulted in the capitalization of research and development costs of $2,745,033 during the year ended December 31, 2024. Before the TCJA, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if research and development was performed outside the U.S.

On August 16, 2022, the Inflation Reduction Act was enacted into law. This Act includes a 15.0 percent book minimum tax on the adjusted financial statement income of applicable corporations, a number of clean-energy tax credits, and a 1.0 percent excise tax on certain stock buybacks. The Company does not expect these changes to have a material impact on the provision for income taxes or the financial statements.

As of the date of this filing, the Company has not filed its 2024 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 24 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024 and 2023, the Company had approximately $9,662,000 and $4,251,124, respectively, in excess of the FDIC insured limit.

Purchasing

During the year ended December 31, 2024, six manufacturers accounted for approximately 50% of our purchases.

During the year ended December 31, 2023, five manufacturers accounted for approximately 52% of our purchases.

NOTE 25 – SUBSEQUENT EVENTS

PIPE Convertible Notes

One January 8, 2025, a PIPE Investor exercised its right, pursuant to the February 2, 2024, Purchase Agreement (see Note 11 – PIPE Convertible Notes) to purchase an additional $2.8 million in the principal amount of a PIPE Convertible Note with an Original Issue Discount of $280,000 for gross proceeds of $2.52 million.

On January 16, 2025, the Company and certain holders of the PIPE Convertible Notes entered into an amendment to the November Waiver (the “January Waiver”) to extend the date by which the Company was required to comply with the continued listing requirements of the Nasdaq Stock Market to February 28, 2025 (see Note 1 – Nature of the Organization and Business); provided that, with respect to the minimum bid price requirement, to the extent the Company was in compliance with all other Nasdaq Stock Market listing requirements and had filed a preliminary proxy statement to hold a special meeting to vote on a reverse stock split to remedy the bid price failure, the waiver for such deficiency shall be extended to April 30, 2025.

During January 2025, the Company issued an aggregate of 2,672,854 shares of Class A common stock with fair values ranging from $0.396 - $2.50 per share to PIPE Convertible Note holders in connection with the conversion of outstanding PIPE Convertible Notes and accrued interest.

During February 2025, the Company issued 1,088,273 shares of Class A common stock with fair values ranging from $0.3393 - $2.50 per share to PIPE Convertible Note holders in connection with the conversion of outstanding PIPE Convertible Notes and accrued interest.

