Form 10-K/A
period 2024-12-31
TruGolf Holdings, Inc.
filed 2025-04-30
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant had 30,958,82 shares of Class A common stock outstanding as of April 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE TO FORM 10-K/A

TruGolf Holdings, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 15, 2025, or the Original Form 10-K, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Annual Report on Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

In accordance with, among other things, Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Form 10-K/A is also restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.3 and 31.4 by the Company’s Principal Executive Officer and Principal Financial Officer, respectively (because no financial statements have been included in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted). This Form 10-K/A is being filed to: (i) delete the reference on the cover of the Original Form 10-K to the incorporation by reference information from the Company’s definitive proxy statement, (ii) revise Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K and (iii) revise the Exhibit Index of the Original Form 10-K to reflect the filing of new certifications.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K. The Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events, other than as expressly indicated in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

Unless the context requires otherwise, references in this Form 10-K/A to “TruGolf,” “we,” “us,” and “our” refer to TruGolf Holdings, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of April 28, 2025.

Name	Age	Position
Christopher (Chris) Jones	70	Chief Executive Officer, Interim Chief Financial Officer, President and Chairman, Director
Brenner Adams	53	Chief Growth Officer
Nathan E. Larsen	55	Chief Experience Officer
Shaun B. Limbers	45	Executive Vice President, Director
Steven R. Johnson	72	Chief Hardware Officer
Non-Employee Directors
Humphrey P. Polanen (1) (2) (3)	75	Independent Director
Riley Russell (1) (2) (3)	53	Independent Director
AJ Redner (1) (2) (3)	62	Independent Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee

Our Executive Officers

Christopher (Chris) Jones – Chief Executive Officer, Interim Chief Financial Officer, President, Chairman and Director

Mr. Jones is the Chief Executive Officer, Interim Chief Financial Officer, President and Director at TruGolf. He founded Access Software, one of the earliest leaders in gaming and software in 1982. As a founder of Access Software, Mr. Jones helped pioneer 3D simulation. In addition to creating the LINKSTM golf franchise–a highly awarded PC sports title–Access Software gained critical acclaim for the Tex Murphy adventure game series, and its early use of 3D engines and high-quality full motion video. After Access Software was acquired by Microsoft Corp. in 1999, Mr. Jones served as Project Manager for several XBOX titles through July 2004. In 2007, Mr. Jones became Chief Executive Officer of TruGolf and has presided over TruGolf’s growth as a leader in the virtual golf industry ever since. Mr. Jones obtained a Bachelor’s Degree in Marketing and Finance from the University of Utah in Salt Lake City, Utah.

We believe that Mr. Jones is well qualified to serve on the TruGolf Board due to his background in video game development, his numerous years of management experience and the fact that he has been the driving force behind the Company’s operations since the Company’s formation.

Brenner Adams – Chief Growth Officer

Mr. Adams is the Chief Growth Officer at TruGolf. He has served as the Chief Growth Officer of TruGolf since January 2022. Mr. Adams also provides consulting services from time to time through Octant Consulting, of which he is the principal owner. From August 2021 to January 2022, Mr. Adams served as the Chief Information Officer of The Food Truck League. From April 2019 to August 2021, Mr. Adams served as Chief Innovation Officer for Med USA, a medical billing company. From January 2015 to December 2020, Mr. Adams served as an Adjunct Professor at the University of Utah. From February 2012 to April 2019, Mr. Adams served as Chief Executive Officer of The LINK Group, a point-of-sale software company. Mr. Adam’s prior work experience also includes serving as Global Brand Director for Burton Snowboards (2006-2008) and Director of Business Development for Xbox / Take Two (2001 to 2006). Mr. Adams serves on the Board of Directors of a number of private companies. Mr. Adams received a Bachelor of Science degree in Economics and a Master of Business Administration from the University of Utah.

Nathan E. Larsen – Chief Experience Officer

Mr. Larsen is the Chief Experience Officer at TruGolf. He has served as the Chief Experience Officer of TruGolf since October 2021. From January 2019 to October 2021, Mr. Larsen provided freelance brand and marketing consultation services to various companies in the medical, forestry and construction industries. From 2006 to 2019, Mr. Larsen served as President and Chief Operating Officer of Equity Building Solutions Inc., a resident development and construction company. From 2004 to 2006, Mr. Larsen served as Creative Director and Director of Business Development for Take Two Interactive / Indie Built Studio, a software development company which developed games for Xbox and the PlayStation 2. From 1999 to 2004, Mr. Larsen served as Creative Director for Microsoft Corp., in its Xbox Games development division. From 1991 to 1999, Mr. Larsen served as an artist, animator and art director for Access Software. Prior to that, he served as an artist and animator on five PC games published by Sierra On-Line. Mr. Larsen is a member of the Salt Lake Home Builders Association, Utah Valley Home Builders Association and the Park City Area Home Builders Association.

Shaun B. Limbers – Executive Vice President and Director

Mr. Limbers is the Executive Vice President and Director at TruGolf. He has served as Clinical Assistant Professor of Entrepreneurship and Director of the Institute for Family Business at Baylor University in Waco, Texas. Since May 2019, Mr. Limbers has served as an Adjunct Faculty Member at Baylor University and Associate Director for Baylor University’s entrepreneurship center. Since March 2010, Mr. Limbers has served as the Chief Executive Officer and founder of McIntyre Investment, LLC (“McIntyre”), an investment banking firm specializing in middle market transactions including primary and secondary investments, merger and acquisition advisory services and real estate. Mr. Limbers is a registered representative with McIntyre’s SEC registered broker-dealer entity, McIntyre Capital Partners, LLC, which is a member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (SIPC). He holds a Series 7 license as well as a Series 63 license with FINRA. Prior to forming McIntyre, Mr. Limbers served as Vice President of Christina Development corporation, a real estate investment company, from 2003 to 2010. Mr. Limbers obtained a Bachelor of Science Degree in Business Administration from Pepperdine University and an MBA from the University of Notre Dame.

We believe that Mr. Limbers is well qualified to serve on the TruGolf Board due to his significant experience with private investments, transaction structuring, joint ventures, investment banking and fund raising.

Steven R. Johnson – Chief Hardware Officer

Mr. Johnson is the Chief Hardware Officer of TruGolf. Mr. Johnson has been an employee in a variety of positions with TruGolf since May 1999. He began as a Product Development Manager and became the Executive Vice President in 2007. Prior to joining TruGolf, Mr. Johnson was a Sales Manager of Cassette Productions, LLC, an audio, video and software company. Mr. Johnson attended the University of Utah.

Our Non-Employee Directors

Humphrey P. Polanen – Independent Director

Mr. Polanen serves as an independent director at TruGolf. He is the Chief Executive Officer and managing member of NeoVista Ventures LLC, a healthcare focused holding company. Mr. Polanen was the director of Heritage Commerce Corp (Nasdaq: HTBK), a bank holding company offering a wide array of business and personal banking services, from 1994 to April 2016. Since 1999, Mr. Polanen has been actively involved as an investor and director in various venture capital-backed companies in the technology industry and has served as a director of various private equity funds. He was the Managing Director of Internet Venture Partners BV, an investment firm, from 2000 to 2004. Prior to joining Internet Ventures, he served in various executive positions with Sun Microsystems and Tandem Computers. Mr. Polanen was a director (and former Chairman of the Board) of St. Bernard Software, a publicly traded Internet security company. Mr. Polanen has been a director of TechFlow Inc., an information technology service company, since June 2016. Mr. Polanen practiced corporate law for over ten years at the beginning of his career. He has a Bachelor of Arts degree from Hamilton College and a Juris Doctor degree from Harvard University.

We believe that Mr. Polanen is well qualified to serve on the TruGolf Board due to his experience as an executive, investor, director and business manager with advanced technology companies and private equity firms.

AJ Redmer – Independent Director

Mr. Redmer serves as an independent director at TruGolf. He is the Chief Executive Officer and Managing Director of Redmer Productions LLC. Mr. Redmer founded Redmersoft in 1986 which operated within Lucasfilm Ltd.’s Skywalker Ranch. He helped evolve Redmersoft into Maxis Software Corporation before taking on senior management responsibilities at Lucasfilm Ltd. AJ subsequently went on to senior leadership positions at Spectrum Holobyte, Nintendo and Microsoft where he played a key role in the development of the original Xbox and the Xbox 360. He has also served as the chief executive officer of WeMade Entertainment USA, Inc. He has over 25 years of experience building video game franchises in the entertainment industry. Mr. Redmer has designed and/or overseen the development of some of the most well-known franchises in the gaming industry including: SimCity, Star Wars, Indiana Jones, Tetris, Ridge Racer, Pokémon, Flight Simulator, Age of Empires, Project Gotham Racing and Forza Motorsport.

We believe that Mr. Redmer is well qualified to serve on the TruGolf Board due to his executive experience in the franchising side of the gaming and entertainment industries.

Riley Russell – Independent Director

Mr. Russell serves as an independent director at TruGolf. Mr. Russell has over 30 years’ experience working in the games and interactive entertainment industry. He is currently the Executive Vice President and Studio head at Kojima Productions US. Prior to joining Kojima, Mr. Russell has served as an Executive Vice President with Penumbra, Inc. and as the Chief Legal Officer at Sony Interactive Entertainment LLC until 2021. At Sony, Mr. Russell was responsible for Sony’s interactive division that produces the Sony PlayStation. He has global experience in the video games, entertainment and technology sectors. Mr. Russell is also an active board member of the Video Game Bar Association and the XR Association.

We believe that Mr. Russell is well qualified to serve on the TruGolf Board due to his experience as an executive in the video game and entertainment and technology sector.

Board Constitution

Our Board of Directors currently consists of five members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. Polanen, Redmer, and Mr. Russell are “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Jones and Mr. Limbers are employee directors.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee.

Audit Committee

The Audit Committee of our Board of Directors was established in accordance with Rule 10A-3 promulgated under the Exchange Act. The current members of our Audit Committee are Messrs. Polanen, Redmer, and Russell with Mr. Polanen serving as the chair. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the SEC. In addition, our Board of Directors determined that Mr. Polanen is considered an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee was formed in 2024. Our Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at www.ir.trugolf.com/governance-documents. The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements; oversee our relationship with our independent auditors, including selecting, evaluating, and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors; and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee

We have a standing Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Polanen, Redmer, and Russell with Mr. Redmer serving as the chair. Each member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

The Compensation Committee was formed in 2024. Our Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at www.ir.trugolf.com/governance-documents. The Compensation Committee has responsibilities relating to the performance evaluation and the compensation of our Chief Executive Officer; the compensation of our executive officers and directors; and our significant compensation arrangements, plans, policies, and programs, including our stock compensation plans. Certain of our executive officers, our outside counsel, and consultants may occasionally attend the meetings of the Compensation Committee. However, no officer of our company is present during discussions or deliberations regarding that officer’s own compensation.

Governance and Nominating Committee

We have a standing Governance and Nominating Committee of our Board of Directors. The current members of our Governance and Nominating Committee are Messrs. Polanen, Redmer and Russell with Mr. Russell serving as the chair. Each of Messrs. Polanen, Redmer, and Russell meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

The Governance and Nominating Committee was formed in 2024. Our Board of Directors has yet to adopt a written charter for the Governance and Nominating Committee. The Governance and Nominating Committee considers the performance of the members of our Board of Directors and nominees for director positions and evaluates and oversees corporate governance and related issues.

The goal of the Governance and Nominating Committee is to ensure that our directors possess a variety of perspectives and skills derived from high-quality business and professional experience. The Governance and Nominating Committee seeks to achieve a balance of knowledge, experience, and capability on our Board of Directors. To this end, the Governance and Nominating Committee seeks nominees with the highest professional and personal ethics and values, an understanding of our business and industry, diversity of business experience and expertise, a high level of education, broad-based business acumen, and the ability to think strategically. Although the Governance and Nominating Committee uses these and other criteria to evaluate potential nominees to our Board of Directors, it has no stated minimum criteria for such nominees. The Governance and Nominating Committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders. To date, we have not paid any third parties to assist us in this process.

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Governance and Nominating Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Governance and Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Governance and Nominating Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board of Directors has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Chairperson of the Governance and Nominating Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. Pursuant to our Bylaws, the submission must be received at our principal executive offices no earlier than 120 days prior to the anniversary date of the mailing date of our previous year’s proxy statement and no later than 90 days prior to the anniversary date of the mailing date of our previous year’s proxy statement so as to permit the Board of Directors time to evaluate the qualifications of the nominee.

In addition to satisfying the foregoing requirements under our Bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must comply with the additional requirements of Rule 14a-19(b) under the Exchange Act to comply with the universal proxy rules. The requirements under the universal proxy rules are in addition to the applicable procedural requirements under our Bylaws described above.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that sets forth various policies and procedures to promote ethical behavior and that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.ir.trugolf.com/governance-documents. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. This policy also is affirmed by our domestic third party vendors, and our international vendors either affirm this policy or a similar, local, more applicable policy, regulation, or law. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires officers and directors of our company and persons who beneficially own more than 10% of a registered class of our company’s equity securities to file initial statements of beneficial ownership of common stock (Form 3) and statements of changes in beneficial ownership of common stock (Forms 4 or 5) with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. Except as set forth below, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2024: Each of Christopher Jones, Brenner Adams, Nathan E. Larson, B. Shaun Limbers, Steven R. Johnson, Humphrey P. Polanen, Riley Russell, and AJ Redmer had one late Form 4 filing reporting one transaction regarding the aware of their respective stock options.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the years ended December 31, 2024 and 2023 to our named executive officers who were serving as executive officers in all capacities (our “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Christoper Jones	2024	72,000			95,091	-	-	-	167,091
Chief Executive Officer	2023	150,000	-	-	-	-	-	-	150,000
Brenner Adams	2024	84,000	-	-	57,055	-	-	$79,000	220,055
Chief Growth Officer	2023	168,000	-	690,000	-	-	-	-	858,000
Nathan Larsen	2024	163,000	-	-	57,055	-	-	-	220,055
Chief Experience Officer	2023	163,000	-	690,000	-	-	-	-	853,000
Lindsay Jones	2024	82,000	10,000	119,959	-	-	-	-	211,959
Former Chief Financial Officer	2023	24,892	-	-	-	-	-	-	24,892

(1)	Represents the full grant date fair value of the option grant or stock award calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 19 to our financial statements as of and for the period ended December 31, 2024 included in the 2024 Annual Report.

(2)	Represents payments made by us for consulting services while the officer was not a salaried employee.

Outstanding Equity Awards as of December 31, 2024

The Company has granted 340,000 of outstanding option awards held by each named executive officer as of December 31, 2024.

Employment Agreements with our Named Executive Officers

Christoper Jones

On January 1, 2023, we entered into an employment agreement with Mr. Jones to serve as our Chief Executive Officer (the “Jones Employment Agreement”). The Jones Employment Agreement has an initial term of five years ending on January 1, 2028, and can be terminated by either party. Pursuant to the Jones Employment Agreement, Mr. Jones is eligible to receive an annual base salary of $160,000 and performance-based annual bonuses along with equity incentive plans. Mr. Jones is also eligible for certain compensation based on future changes of control (50% or greater) as well as compensation based upon termination of his employment or resignation. In addition, Mr. Jones received 200,000 options to purchase the Company’s common stock – Class A in accordance with the Company’s 2024 Stock Incentive Plan.

Brenner Adams

On January 18, 2024, effective January 25, 2024, we entered into an employment agreement with Mr. Adams to serve as our Chief Growth Officer (the “Adams Employment Agreement”). The Adams Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Adams Employment Agreement, Mr. Adams is eligible to receive an annual base salary of $120,000 and a quarterly bonus. In addition, Mr. Adams received 120,000 options to purchase the Company’s common stock – Class A in accordance with the Company’s 2024 Stock Incentive Plan.

Nathan Larsen

On January 18, 2024, effective January 25, 2024, we entered into an employment agreement with Mr. Larsen to serve as our Chief Experience Officer (the “Larsen Employment Agreement”). The Larsen Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Larsen Employment Agreement, Mr. Larsen is eligible to receive an annual base salary of $144,000 and a quarterly bonus. In addition, Mr. Adams received 120,000 options to purchase the Company’s common stock – Class A in accordance with the Company’s 2024 Stock Incentive Plan.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers as of December 31, 2024:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher Jones	200,000	200,000	$0.93	10/11/2034
Brenner Adams	120,000	120,000	$0.93	10/11/2034
Nathan E. Larson	120,000	120,000	$0.93	10/11/2034

Recoupment Policy

We adopted the TruGolf Holdings, Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

Other than the named executive officers that received compensation for services rendered in all capacities for the years ended December 31, 2024 and 2023, no other directors on the TruGolf Board received any compensation for the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 28, 2025 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 28, 2025 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 30,958,82 shares of common stock outstanding on April 28, 2025.

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Number of shares of Common Stock	% of Common Stock*	% of Total Voting Power*
Directors and executive officers
Christopher Jones (1)	8,988,824	24.8%	82.7%
Brenner Adams	261,832	*	*
Nathan E. Larson	326,832	1.1%	1.1%
B. Shaun Limbers	293,443	*	*
Steven R. Johnson (2)	4,332,093	12.9%	68.2%
Humphrey P. Polanen (4)	155,000	*	*
Riley Russell (4)	30,000	*	*
AJ Redmer (4)	30,000	*	*
All directors and executive officers as a group (8 individuals)	14,418,024	36.9%	88.7%
Other 5% beneficial owners
Christopher Jones (1)	8,988,824	24.8%	82.7%
David Ashby (3)	4,443,408	13.3%	69.2%
Steven R. Johnson (2)	4,332,093	12.9%	68.2%

(1)	Includes 5,044,424 shares of Class B Common Stock, which are entitled to 25 votes per share and are convertible into shares of Class A Common Stock on a one-for-one basis, and 200,000 shares of Class A Common Stock underlying option awards.
(2)	Includes 2,425,669 shares of Class B Common Stock, which are entitled to 25 votes per share and are convertible into shares of Class A Common Stock on a one-for-one basis, and 100,000 shares of Class A Common Stock underlying option awards.
(3)	Includes 2,529,906 shares of Class B Common Stock, which are entitled to 25 votes per share and are convertible into shares of Class A Common Stock on a one-for-one basis, and 20,000 shares of Class A Common Stock underlying option awards.
(4)	Includes 30,000 shares of Class A Common Stock underlying stock options awards.

Securities Authorized for Issuance Under Existing Equity Compensation Plan

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,131,000	$0.93	397,168
Total	1,131,000	$0.93	397,168

(1)	Consists of the 2024 Equity Incentive Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under this Plan or Bonus Stock Awards under this Plan shall not exceed 25,000,000 shares. For a description of this plan, see Note 19 to our 2024 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2024, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Note Payable with ARJ Trust

In December 2008, we entered into a $500,000, 8.50% annual interest rate note payable with a trust (“ARJ Trust”) indirectly controlled by our chief executive officer. We make monthly interest-only payments of $3,451. The outstanding principal balance of this note was $500,000 as of December 31, 2024 and 2023, respectively.

In June 2010, we entered into a second $150,000, 8.50% annual interest rate note with ARJ Trust. We make monthly interest-only payments of $1,063. The outstanding principal balance of this note was $150,000 as of December 31, 2024 and 2023, respectively.

Note Payable with McKettrick

In May 2019, we entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all of their shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. There is a late fee of 5%, if not paid within 10 days of the due date. During the years ended December 31, 2024 and 2023 the Company made cash payments of $500,000 and $300,000 ($250,000 for the installment fee and $50,000 for a negotiated extension fee). The outstanding principal balance of this note was $800,000 and $1,300,000 as of December 31, 2024 and 2023, respectively.

Note Payable with Carver

In January 2021, we entered into a $220,000, zero interest rate note payable with a former shareholder to repurchase all of their shares in the Company. The note is payable in semi-annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. During the years ended December 31, 2024 and 2023, the Company made cash payments of $37,000 and $37,000, respectively. The outstanding principal balance of this note was $111,000 and $148,000 as of December 31, 2024 and 2023, respectively.

Policies and Procedures for Related Party Transactions

Our audit committee charter provides that our audit committee is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or will be a participant to, where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In determining whether to approve a proposed transaction, our audit committee will consider all relevant facts and circumstances including: (i) the materiality and character of the related party’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) the benefit or perceived benefit, or lack thereof, to us; (iv) the opportunity cost of alternate transactions; and (v) the actual or apparent conflict of interest of the related party.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has appointed Haynie & Company (“Haynie”) as our independent registered public accounting firm (the “Independent Auditor”) for the year ended December 31, 2024. The following table sets forth the fees billed to our company for professional services rendered by Haynie for the years ended December 31, 2024 and 2023:

Services	2024	2023
Audit fees (1)	$188,000	$140,000
Audit-related fees (2)	-	-
Tax fees (3)	13,000	-
All other fees(4)	3,500	-
Total fees	$204,500	$140,000

(1)	Audit fees consisted of billing for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our financial statements for the years ended December 31, 2024 and 2023 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023.

(2)	Audit related fees consisted of billings for professional services for reviews of our periodic filings under form 10-K and 10-Q and acquisition audits for the years ended December 31, 2024 and 2023.

(3)	Tax fees consisted primarily of tax related advisory and preparation services.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

Pre-Approval Policies and Procedures

The charter of our Audit Committee provides that the authority and responsibilities of our Audit Committee include the pre-approval of all audit and permitted non-audit and tax services that may be provided by our independent auditors or other registered public accounting firms, and the establishment of policies and procedures for the Audit Committee’s pre-approval of permitted services by our independent auditors or other registered public accounting firms on an on-going basis.

For audit services, each year our independent auditor provides our Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by our Audit Committee before the audit commences prior to engagement of an independent auditor for next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of three categories of services to our Audit Committee for approval.

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

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex C	12/29/23
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 7, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex B-2	12/29/23
3.1	Third Amended and Restated Certificate of Incorporation of TruGolf Holdings	S-8	3.1	10/24/24
3.2	Bylaws of New TruGolf Holdings, Inc.	8-K	3.2	2/6/24
3.3	Amended and Restated Bylaws of TruGolf Holdings, Inc.	S-8	3.2	10/24/24
4.1	Form of Series A and Series B Warrants	8-K	4.2	2/7/24
4.2	Description of Securities	10-K	4.2	4/15/25
4.3	Form of Senior Convertible Notes	8-K	4.1	2/7/24
4.4	TruGolf Holdings, Inc. 2024 Stock Incentive Plan	10-K	4.4	4/15/25
10.1	Securities Purchase Agreement	8-K	10.1	2/7/24
10.2	Registration Rights Agreement	8-K	10.2	2/7/24
10.3	Indemnity Agreement	8-K	10.5	2/6/24
10.4	Form of Waiver and Amended Agreement	10-Q	10.1	11/14/24
10.5	Form of Amendment to Waiver and Amendment Agreement	10-Q	10.2	11/14/24
10.6	Employment Agreement between TruGolf, Inc. and Christopher Jones, dated as of January 18, 2024	10-K	10.6	4/15/25
10.7	Offer Letter, dated as of January 25, 2024, by and between TruGolf, Inc. and Brenner Adams	10-K	10.7	4/15/25
10.8	Offer Letter, dated as of January 18, 2024, by and between TruGolf, Inc. and Nate Larsen	10-K	10.8	4/15/25
10.9	[Reserved]
10.10	[Reserved]
10.11	Form of Lock-Up Agreement	8-K	10.2	04/06/23
19	Insider Trading Policy	10-K	19	4/15/25
21.1	Subsidiaries of the Registrant	10-K	21.1	4/15/25
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	10-K	32.1	4/15/25
97.1	Incentive Clawback Policy	10-K	97.1	4/15/25
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Taxonomy Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*

* Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 30, 2025

By:	/s/ Shaun B. Limbers
Name:	Shaun B. Limbers
Title:	Director
Date:	April 30, 2025

By:	/s/ Humphrey P. Polanen
Name:	Humphrey P. Polanen
Title:	Director
Date:	April 30, 2025

By:	/s/ Riley Russell
Name:	Riley Russell
Title:	Director
Date:	April 30, 2025

By:
Name:	AJ Redmer
Title:	Director
Date:	April 30, 2025

-13-