Form 10-Q
period 2025-03-31
TruGolf Holdings, Inc.
filed 2025-05-15
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 15, 2025, the latest practicable date, 31,417,124 shares of Class A common stock and 9,999,999 shares of Class B common stock outstanding.

TRUGOLF HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,515,820	$8,782,077
Restricted cash	2,100,000	2,100,000
Accounts receivable, net	1,579,614	1,399,153
Inventory, net	3,852,977	2,349,345
Prepaid expenses and other current assets	189,961	116,619
Other current assets	-	45,737
Total Current Assets	18,238,372	14,792,931

Property and equipment, net	192,711	143,852
Capitalized software development costs, net	1,710,652	1,540,121
Right-of-use assets	545,915	634,269
Other long-term assets	31,023	31,023

Total Assets	$20,718,673	$17,142,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,563,454	$2,819,703
Deferred revenue	4,141,790	3,113,010
Notes payable, current portion	10,148	10,001
Notes payable to related parties, current portion	2,937,000	2,937,000
Line of credit, bank	802,738	802,738
Dividend notes payable	4,023,923	4,023,923
Accrued interest	565,402	661,376
Accrued and other current liabilities	2,823,067	999,307
Accrued and other current liabilities - assumed in Merger	45,008	45,008
Lease liability, current portion	296,291	363,102
Total Current Liabilities	18,208,821	15,775,168

Non-current Liabilities:
Notes payable, net of current portion	7,137	9,732
Note payables to related parties, net of current portion	624,000	624,000
PIPE loan payable, net	5,165,893	4,068,953
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	278,071	305,125

Total Liabilities	25,283,922	21,782,978

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10 million shares authorized; zero shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized:
Common stock - Series A, $0.0001 par value, 90 million shares authorized; 29,184,965 and 26,120,545 shares issued and outstanding, respectively	2,918	2,612
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 1,716,860 and 1,716,860 shares issued and outstanding, respectively	172	172
Treasury stock at cost, 4,692 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	21,294,479	18,548,931
Accumulated deficit	(23,825,818)	(21,155,496)

Total Stockholders’ Deficit	(4,565,249)	(4,640,781)

Total Liabilities and Stockholders’ Deficit	$20,718,673	$17,142,196

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Revenue, net	$5,389,230	$5,012,022
Cost of revenue	1,726,199	1,959,023
Total gross profit	3,663,031	3,052,999

Operating expenses:
Royalties	225,320	329,888
Salaries, wages and benefits	1,946,816	1,841,595
Selling, general and administrative	2,725,119	1,825,201
Total operating expenses	4,897,255	3,996,684

Loss from operations	(1,234,224)	(943,685)

Other (expenses) income:
Interest income	54,596	30,587
Interest expense	(1,490,694)	(384,854)
Loss on investment	-	(3,912)
Total other expense	(1,436,098)	(358,179)

Loss from operations before provision for income taxes	(2,670,322)	(1,301,864)

Provision for income taxes	-	-
Net loss	$(2,670,322)	$(1,301,864)

Net loss per common share Series A - basic and diluted	$(0.09)	$(0.22)
Net loss per common share Series B - basic and diluted	$(1.56)	$(1.14)

Weighted average shares outstanding Series A - basic and diluted	28,461,277	5,994,704
Weighted average shares outstanding Series B - basic and diluted	1,716,860	1,144,573

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

										Accumulated
									Additional	Other
	Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Total

Balance at December 31, 2023	-	$-	13,098	$120	-	$-	(4,692)	$(2,037,000)	$10,479,738	$(1,662)	$(12,358,924)	$(3,917,728)

Realized gain in fair value of short-term investments	-	-	-	-	-	-	-	-	-	1,662	-	1,662
Common stock exchanged in Merger	-	-	(13,098)	(120)	-	-	-	-	(3,854,573)	-	-	(3,854,693)
Issuance of common stock - Series A exchanged in Merger	-	-	11,538,252	1,154	-	-	-	-	(1,154)	-	-	-
Issuance of common stock - Series B issued in Merger	-	-	-	-	1,716,860	172	-	-	(172)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,301,864)	(1,301,864)
Balance as of March 31, 2024	-	$-	11,538,252	$1,154	1,716,860	$172	(4,692)	$(2,037,000)	$6,623,839	$-	$(13,660,788)	$(9,072,623)

Balance at December 31, 2024	-	$-	26,120,545	$2,612	1,716,860	$172	(4,692)	$(2,037,000)	$18,548,931	$-	$(21,155,496)	$(4,640,781)

Issuance of common stock for interest and make good	-	-	2,402,420	240	-	-	-	-	1,087,273	-	-	1,087,513
Issuance of common stock for conversion of notes	-	-	662,000	66	-	-	-	-	1,654,934	-	-	1,655,000
Stock-based compensation - options	-	-	-	-	-	-	-	-	3,341	-	-	3,341
Net loss	-	-	-	-	-	-	-	-	-	-	(2,670,322)	(2,670,322)
Balance as of March 31, 2025	-	$-	29,184,965	$2,918	1,716,860	$172	(4,692)	$(2,037,000)	$21,294,479	$-	$(23,825,818)	$(4,565,249)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net loss	$(2,670,322)	$(1,301,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,300	36,105
Amortization of convertible notes discount	231,940	947
Amortization of right-of-use asset	88,354	82,454
Change in OCI	-	1,662
Stock issued for make good provisions on debt conversion	1,087,513	-
Stock options issued to employees	3,341	-
Changes in operating assets and liabilities:
Accounts receivable, net	(180,461)	468,422
Inventory, net	(1,503,632)	(216,569)
Prepaid expenses	(73,342)	200,278
Other current assets	45,737	2,478,953
Accounts payable	(256,248)	1,146,347
Deferred revenue	1,028,780	90,524
Accrued interest payable	(95,974)	82,759
Accrued and other current liabilities	1,823,760	(321,090)
Lease liability	(93,865)	(80,311)
Net cash provided by (used in) operating activities	(449,119)	2,668,617

Cash flows from investing activities:
Purchases of property and equipment	(64,159)	(332,342)
Capitalized software, net	(270,531)	-
Net cash used in investing activities	(334,690)	(332,342)

Cash flows from financing activities:
Proceeds from PIPE loans, net of discount	2,520,000	4,320,000
Cash acquired in Merger	-	103,818
Increase in other liabilities	-	18,545
Costs of Merger paid from PIPE loan	-	(2,082,787)
Repayments of line of credit	-	(1,980,937)
Repayments of liabilities assumed in Merger	-	(15,716)
Repayments of notes payable	(2,448)	(2,295)
Repayments of notes payable - related party	-	(268,500)
Net cash provided by financing activities	2,517,552	92,128

Net change in cash , cash equivalents and restricted cash	1,733,743	2,428,403

Cash, cash equivalents and restricted cash - beginning of year	10,882,077	5,397,564

Cash, cash equivalents and restricted cash - end of year	$12,615,820	$7,825,967

Supplemental cash flow information:
Cash paid for:
Interest	$108,993	$302,095
Income taxes	$-	$-
Non-cash investing and financing activities:
PIPE note principal converted to Class A Common Stock	$1,655,000	$-
Notes payable assumed in Merger	$-	$1,565,000
Accrued liabilities assumed in Merger	$-	$310,724
Remeasurement of common stock exchanged/issued in Merger	$-	$(1,875,724)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On April 9, 2025, the Company appealed Nasdaq’s determination to a Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities pending the Panel’s decision and the expiration of any additional extension period granted by the Panel following the hearing. Such hearing has been set for May 15, 2025.

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

On November 5, 2024, the Company received an additional written notice (the “MVPHS Notice”) from the Staff notifying the Company that, for 30 consecutive business days ended November 4, 2024, the Company’s market value of publicly held securities (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”). Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a compliance period of 180 calendar days from the date of the MVPHS Notice, and it may regain compliance if at any time during the Compliance Period the MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days.

On May 7, 2025, the Company received written notice (the “MVPHS Notice”) from Nasdaq stating that the Company had not regained compliance with the MVPHS requirement or the bid price requirement. The Company intends to present to the Panel at the hearing a plan to regain compliance with all the continued listing requirements of Nasdaq, including the MVPHS requirement and the bid price requirement.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2025, the Company has an accumulated deficit of approximately $23.8 million and working capital surplus of approximately $30,000. For the three months ended March 31, 2025, the Company had a loss from operations of approximately $1.2 million and negative cash flows from operations of approximately $449,000. Although the Company is showing positive revenue growth and gross profit trends, the Company expects to incur further losses through the end of 2025.

To date the Company has been funding operations primarily through the reinvestment of free cash flows generated from our business operations, sale of equity in private placements, PIPE convertible debt instruments and revenues generated by the Company’s services. During the three months ended March 31, 2025, the Company received $2,520,000 in proceeds from the issuance of PIPE Convertible Notes, net of $280,000 in original issue discounts, from a PIPE Convertible Note.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development and corresponding level of expenditure for at least twelve months from the date of the issuance of these consolidated financial statements, although no assurance can be given that it will not need additional funds prior to such time.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of and for the three months ended March 31, 2025 and 2024 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Principles of Consolidation

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 to conform to the unaudited condensed consolidated financial statement presentation for the three months ended March 31, 2025. These reclassifications had no effect on net loss or cash flows as previously reported.

Use of Estimates

Preparing unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments. Actual results could differ from those estimates.

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

During the three months ended March 31, 2024, the Company sold and liquidated most of its marketable securities resulting in a gain of $1,662 recorded in the unaudited condensed consolidated statements of comprehensive gain (loss). Marketable investment securities had a balance of $10,114 as of March 31, 2025 and December 31, 2024, respectively, and are included with cash and cash equivalents on the unaudited condensed consolidated balance sheets.

Accounts Receivable, net

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for credit losses. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company estimates its allowance using a rate loss model based on delinquency. The estimated loss rate is based on historical experience with specific customers, understanding of the Company’s current economic circumstances, reasonable and supportable forecasts, and the Company’s judgment as to the likelihood of ultimate payment based upon available data. Management believes the Company’s credit risk is mitigated by the geographically diverse customer base and its credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. The Company writes off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectable. As of March 31, 2025 and December 31, 2024, the Company’s allowance for credit losses was $1,424,074 and $1,470,868, respectively.

Inventory, net

The Company’s inventory consists of raw materials and are valued at the lower of historical cost or net realizable value, where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on an average or specific cost basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. As of both March 31, 2025 and December 31, 2024, the Company had $448,360 reserved for obsolete inventory.

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

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 985-20, Software – Costs of Software to be Sold, Leased, or Marketed, the Company began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in selling, general and administrative expenses on our consolidated statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires management to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. See Note 6 – Property and Equipment, Net for further details.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event the carrying value is not recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. The Company did not record a loss on impairment during the three months ended March 31, 2025 and 2024, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $352,291 and $111,489 for the three months ended March 31, 2025 and 2024, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations.

Debt with Warrants

In accordance with ASC 470-20-25, when the Company issued debt with warrants, the Company treats the fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the unaudited condensed consolidated statements of operations using the straight-line method. The offset to the contra-liability is recorded as either equity or liability in the Company’s unaudited condensed consolidated balance sheets depending on the accounting treatment of the warrants. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values using Level 1 inputs, based on the short-term maturity of these instruments. The carrying amount of notes payable approximate the estimated fair value for this financial instrument as management believes that such debt and interest payable on the notes approximates the Company’s incremental borrowing rate. The following table shows the Company’s cash, cash equivalents, restricted cash, marketable securities, and derivative liabilities by significant investment category as of March 31, 2025 and December 31, 2024:

	Fair Value	Level 1	Level 2	Level 3
Fair Value at December 31, 2023	$2,534,169	$55,216	$2,478,953	$-
Money market funds	(45,102)	(45,102)	-	-
Corporate fixed income securities	(452,682)	-	(452,682)	-
U.S. treasury securities	(2,026,271)	-	(2,026,271)	-
Derivative liability(1)	-	-	-	-
Fair value at December 31, 2024	$10,114	$10,114	$-	$-
Derivative liability(2)	-	-	-	-
Fair value at March 31, 2025	$10,114	$10,114	$-	$-

(1)	During the year ended December 31, 2024, the Company recorded a derivative liability related to the PIPE Warrants of $142,319. During the year ended December 31, 2024, the Company recorded a gain on fair value remeasurement of $142,319.
(2)	During the three months ended March 31, 2025, the Company did not record a loss on fair value remeasurement.

Leases

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its balance sheets for its office space and warehouse. See Note 17 – Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Leases in which the Company is the lessee are comprised of office and warehouse rental. All of the leases are classified as operating leases. The Company has two lease agreements with remaining terms of 3.1 years and 8 months.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2025 and December 31, 2024, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations when a determination is made that such expense is likely.

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

Revenue from golf simulators and perpetual software licenses is deferred and primarily recognized upon the installation of the golf simulators and acceptance from the customer. Revenue from content software subscriptions is deferred and recognized ratably over the life of the subscription (one or twelve months). During the three months ended March 31, 2025, the Company recognized approximately $1.2 million of golf simulator and subscription services revenue, respectively, that was included in deferred revenue balances at the beginning of the year.

Remaining Performance Obligations

As of March 31, 2025, approximately $4.1 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize 100% of this revenue over the next 12 months.

Disaggregated Revenue

	Three Months Ended March 31,
	2025	2024
Revenues:
Golf Simulators(1)	$3,587,912	$2,724,658
Content Software Subscriptions	1,159,705	2,250,699
Franchise Revenue	75,000	-
Other(2)	566,613	36,665
Total net revenue	$5,389,230	$5,012,022

(1)	Includes items such as hardware and proprietary perpetual licenses
(2)	Includes items such as shipping income and installation income

Cost of Revenues

Cost of revenue includes direct materials, labor, manufacturing overhead costs and reserves for estimated warranty cost (excluding depreciation). Cost of revenues also includes charges to write down the carrying value of the inventory when it exceeds its estimated net realizable value and to provide for on-hand inventories that are either obsolete or in excess of forecasted demand, as consistently reviewed by the Company. During the three months ended March 31, 2025 and 2024, the Company recorded an expense of $0 and $171,502 in inventory write-down, respectively.

Royalties

The Company has royalty agreements with certain software suppliers to pay royalties based on the number of units and subscriptions sold. The royalty percentages range between 20% and 30%. Royalty expense for the three months ended March 31, 2025 and 2024, was $225,320 and $329,888, respectively.

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

The following table sets forth the computations of loss per share:

	Three Months Ended March 31,
	2025	2024
Numerators:
Net loss	$(2,670,322)	$(1,301,864)
Denominator:
Weighted-average common shares Series A outstanding, basic and diluted	28,461,277	5,994,704
Weighted-average common shares Series B outstanding, basic and diluted	1,716,860	1,144,573
Net loss per common share Series A, basic and diluted	$(0.09)	$(0.22)
Net loss per common share Series B, basic and diluted	$(1.56)	$(1.14)

Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options, warrants and shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

Stock Options	1,131,000
PIPE Convertible Notes(1)	401,200
Common Stock - Series A warrants	1,409,092
Common stock - Series B warrants	1,550,000
Earnout shares - Earned in three Tranches over three years (assumes achievement of revenue and VWAP targets)	4,500,000
Underwriter warrants to I-Bankers convertible at $12.00/common share	632,500
Total dilutive	9,623,792

(1)	Does not include shares for interest or make-whole amounts as the number of shares is undeterminable since the calculation is based on variable floating factors.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company expects to use the extended transition period for any new or revised accounting standards during the period which the Company remains an emerging growth company.

Segment Reporting

The Company currently operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of indoor golf simulators. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The determination of a single business segment is consistent with the unaudited condensed consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Principal Executive and Financial Officer and Director, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted this new guidance on January 1, 2025, and the adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which amends ASU 2024-03 to clarify when public business entities (PBEs) and all other entities must begin providing the new expense-disaggregation disclosures. ASU 2025-01 does not change the underlying disclosure requirements introduced by ASU 2024-03; rather, it revises paragraph 220-40-65-1 to state explicitly that the amendments are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption continues to be permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable and allowance for credit losses consisted of the following:

	March 31,	December 31,
	2025	2024
Trade accounts receivable	$2,962,397	$2,870,021
Other	41,291	-
	3,003,688	2,870,021
Less allowance for credit losses	(1,424,074)	(1,470,868)
Total accounts receivable, net	$1,579,614	$1,399,153

NOTE 4 – INVENTORY, NET

The following summarizes inventory:

	March 31,	December 31,
	2025	2024
Inventory - raw materials	$4,301,337	$2,797,705
Less reserve allowance for obsolescence	(448,360)	(448,360)
Inventory, net	$3,852,977	$2,349,345

NOTE 5 – MARKETABLE INVESTMENT SECURITIES

In February 2023, the Company entered into a brokerage agreement and deposited $2,500,000. In February 2023, the Company purchased $450,751 in corporate fixed income securities (corporate bonds) and $1,981,061 in government securities (Treasury securities). The Company terminated the brokerage agreement during the three months ended December 31, 2024, liquidated the vast majority of its investments and has $10,114 recorded in cash and cash equivalents on its unaudited condensed consolidated balance sheet as March 31, 2025 and December 31, 2024, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment:

	March 31,	December 31,
	2025	2024
Software and computer equipment	$860,243	$795,369
Furniture and fixtures	228,033	230,883
Vehicles	59,545	59,545
Equipment	18,008	15,873
	1,165,829	1,101,670
Less accumulated depreciation	(973,118)	(957,818)
Total other long-term assets	$192,711	$143,852

The Company recorded depreciation expense was $15,300 and $14,317 for the three months ended March 31, 2025 and 2024, respectively.

The following summarizes capitalized software development costs as of March 31, 2025 and December 31, 2024:

Capitalized software, net - beginning balance, December 31, 2024	$1,540,121
Capitalized software development costs - 2025	270,531
Less accumulated amortization	(100,000)
$1,710,652

The Company recorded amortization of capitalized software costs of $100,000 and $18,463 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following amounts:

	March 31,	December 31,
	2025	2024
Accrued payroll	$279,837	$108,945
Credit cards	341,884	55,180
Warranty reserve	140,000	140,000
Sales tax payable	103,530	105,563
Other accrued liabilities	1,957,816	589,619
Total accrued and other current liabilities	$2,823,067	$999,307

Accrued liabilities and other current liabilities assumed in Merger:

Accrued tax payable	$45,008
Total accrued and other current liabilities assumed in Merger	$45,008

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31,	December 31,
	2025	2024
Note payable - Ethos Management Inc.	$-	$-
Note payable - Mercedez-Benz	17,285	19,733
	17,285	19,733
Less current portion	(10,148)	(10,001)
Note payable long-term portion	$7,137	$9,732

Ethos Management Inc.

In January 2023, the Company entered into a financing agreement with Ethos Asset Management Inc. (the “Ethos Loan” or “Ethos”) in the principal amount of up to $10 million. Pursuant to the terms of the Ethos Loan, the Company may draw down financing proceeds equal to $833,333 each month beginning in April 2023, up to the $10 million amount. Interest associated with the Ethos Loan is fixed at 4% per annum and has a three-year grace period for principal and interest payments. Annual principal and interest payments will commence in 2027 and continue through 2034. As a condition to funding, the Company provided Ethos with a $1,875,000 deposit as collateral (the “Deposit Collateral”) for the note.

The Ethos Loan stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of the loan agreement. In August 2023, Ethos informed the Company that unrelated to the Company, Ethos was undergoing a routine audit of its portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. In February 2024, due to the lack of additional fundings and in accordance with the terms of the Ethos Loan, the Company sent Ethos a notice of termination for materially breaching the Ethos Loan agreement. Based on the termination for default clause in the Ethos Loan, the Company was entitled to retain all funds disbursed by Ethos and Ethos must release the Deposit Collateral. At the date of the Ethos Loan termination the principal and accrued interest owed on the Ethos Loan was $2,383,059 and $81,560, respectively. As a result of the Ethos Loan termination, the outstanding principal and accrued interest was offset by the Deposit Collateral leaving $589,619, which is included in Accrued and other current liabilities on the unaudited condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively (See Note 7 – Accrued and Other Current Liabilities).

Mercedes-Benz

In November 2020, the Company entered into a $59,545, 5.90% annual interest rate note payable with Mercedez-Benz for a delivery van. The note matures on November 20, 2026, and is secured by the van. The Company makes a monthly payment of $908, which includes both principal and interest. The outstanding principal on the note at March 31, 2025 and December 31, 2024, was $17,285 and $19,733, respectively.

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

On December 31, 2024, using the proceeds from the November 7, 2024, funding of additional PIPE Convertible Notes (See Note 9 – PIPE Convertible Notes) the Company repaid the remaining balance of such notes in full. The extinguishment of one of the convertible notes resulted in extinguishment accounting. See Note 9 – PIPE Convertible Notes for additional details.

NOTE 9 – PIPE CONVERTIBLE NOTES

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

Under the terms of the Purchase Agreement, the Company had the right, but not the obligation, to require that the PIPE Investors purchase additional PIPE Convertible Notes at up to two additional closings. On February 6, 2024, the first additional closing (the “First Mandatory Additional Closing”) occurred for the sale of $4.65 million in additional PIPE Convertible Notes with an Original Issue Discount of $465,000 for gross proceeds of $4.185 million, subject to the filing of a registration statement and satisfaction of customary closing conditions.

In addition, pursuant to the Purchase Agreement, as amended, each PIPE Investor had the right, but not obligation, to require the Company to sell to such investor its pro rata share of up to an aggregate principal amount of $10.85 million of additional PIPE Convertible Notes in one or more “Additional Optional Closings,” provided that the principal amount issued in each such closing is no less than $250,000. These optional rights expire on August 30, 2025.

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

One of the PIPE Notes issued on November 7, 2024 was purchased in exchange for a convertible note payable and an unsecured note payable that were previously issued to the same PIPE Investor. The exchange resulted in debt extinguishment accounting as the present value of the future cash flows of the new PIPE Convertible Note was greater than 10% of the remaining present value of the cash flows of the exchanged notes. As a result, the Company recorded a loss on extinguishment of debt of $270,594 on the consolidated statements of operations for the year ended December 31, 2024.

On December 16, 2024, a certain PIPE Investor agreed to purchase an additional $2.1 million in the principal amount of a PIPE Convertible Note with an Original Issue Discount of $210,000 for gross proceeds of $1.89 million.

On January 8, 2025, certain PIPE Investors agreed to purchase an additional $2.8 million in principal amount of PIPE Convertible Notes with an Original Issue Discount of $280,000 for gross proceeds of $2.52 million.

During the three months ended March 31, 2025, the Company converted an aggregate principal amount of $1,655,000 and $1,087,513 in accrued and make-whole interest related to the PIPE Convertible Notes into 3,064,420 shares of the Company’s Class A common stock.

PIPE Convertible Notes payable consisted of the following:

PIPE Convertible Note Balance at January 1, 2024	$-
PIPE Convertible Notes issued	10,320,594
Less: Debt Discount associated with OID and Warrants	(1,147,319)
PIPE Convertible Notes, net	9,173,275
Less: Gross PIPE Convertible Note principal converted into Class A common stock	(5,832,600)
Add: Accretion of debt discount	728,278
Total PIPE Convertible Notes, net at December 31, 2024	4,068,953
PIPE Convertible Notes issued	2,800,000
Less: Debt Discount associated with OID	(280,000)
PIPE Convertible Notes, net	6,588,953
Less: Gross PIPE Convertible Note principal converted into Class A common stock	(1,655,000)
Add: Accretion of debt discount	231,940
Total PIPE Convertible Notes, net at March 31, 2025	$5,165,893

During the three months ended March 31, 2025 and 2024, amortization expense related to the Debt Discount of the PIPE Convertible Notes was $231,940 and $3,325, respectively. The principal balance of the PIPE Convertible Notes, net of Debt Discounts, and accrued interest related to the PIPE Convertible Notes at March 31, 2025, was $5,165,893 and $0, respectively. The principal balance net of Debt Discounts and accrued interest related to the PIPE Convertible Notes at December 31, 2024, was $4,068,953 and $154,500, respectively.

NOTE 10 – RELATED PARTY NOTES AND LOANS PAYABLE

Related party notes payable consisted of the following:

	March 31,	December 31,
	2025	2024
Note payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	800,000	800,000
Note payable - Carver	111,000	111,000
Loan - Chris Jones	2,000,000	2,000,000
	3,561,000	3,561,000
Less current portion	(2,937,000)	(2,937,000)
Note payable long-term portion	$624,000	$624,000

Future maturities of related party notes and loan payables as of March 31, 2025:

2025	$2,937,000
2026	287,000
2027	337,000
Total	$3,561,000

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

On March 31, 2024, the maturity date of the notes was extended to March 31, 2025. On March 31, 2025, the maturity date of the notes was extended to September 30, 2025.

The Company made interest-only payments of $13,812 and $10,901 during the three months ended March 31, 2025 and 2024, respectively. The principal balance of the notes was $650,000 at both March 31, 2025 and December 31, 2024.

McKettrick

In May 2019, the Company entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. If the annual installment is not paid within 10 days of the due date a late fee of 5% is charged. During the year ended December 31, 2024, the Company paid the December 2024 and 2023 installments totaling $500,000 and $50,000 in a negotiated extension fee for the 2023 installment. The principal balance of the note payable was $800,000 at both March 31, 2025 and December 31, 2024.

Carver

In January 2021, the Company entered into a $222,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in semi-annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. The Company has not made the required installments totaling $18,500 for the three months ended March 31, 2025 and $37,000 for the year ended December 31, 2024. The principal balance of the note payable was $111,000 at both March 31, 2025 and December 31, 2024.

Chris Jones

During the year ended December 31, 2024, the Company chief executive officer loaned the Company an aggregate of $2 million for operating expenses. The loaned amount has a zero interest rate and no stated maturity date. The Company made no payments towards the loan during the three months ended March 31, 2025, however, the Company expects to pay back the loan in full. The principal balance of the loan payable was $2,000,000 at March 31, 2025 and December 31, 2024.

NOTE 11 – LINES OF CREDIT

JPMorgan Chase

In December 2023, the Company entered into a $2,000,000 variable rate line of credit with JPMorgan. The purpose of the new line of credit was to consolidate the balances outstanding on the note payable and the previous line of credit, which had matured. The line of credit matured on December 31, 2024. The line of credit had an annual interest rate of the Adjusted SOFR (Secured Overnight Financing Rate) Rate plus 3.00%.

On January 1, 2025, the maturity date of the line of credit was extended to December 31, 2025. Upon the maturity date extension the annual interest rate was increased to the Adjusted SOFR Rate plus 3.50%.

The line of credit is secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JPMorgan. The outstanding principal balance on the line of credit was $802,738 at March 31, 2025 and December 31, 2024.

Morgan Stanley

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which was secured by the marketable securities held in our brokerage account (See Note 5 – Marketable Investment Securities). The Company terminated the brokerage agreement during the year ended December 31, 2024, liquidated the vast majority of its investments and has $10,114 recorded in cash and cash equivalents on its unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

NOTE 12 – DIVIDEND NOTES PAYABLE

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

Dividends declared, distributed, and accrued are as follows:

	March 31,	December 31,
	2025	2024
Accrued interest on dividends payable	$576,036	$515,677
Dividends payable	$4,023,923	$4,023,923

NOTE 13 – GROSS SALES ROYALTY PAYABLE

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

Because the gross sales royalty payable has no stated fixed interest rate or maturity date, it is considered variable interest perpetual debt. The periodic variable payments to the Purchaser are recorded in interest expense. The outstanding balance at March 31, 2025 and December 31, 2024, was $1,000,000. During the three months ended March 31, 2025 and 2024, the Company incurred interest expense of $38,911 and $96,509, respectively.

NOTE 14 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized preferred stock of 10,000,000 shares with a par value of $0.0001. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

Class A Common Stock

The Class A Common Stock has voting rights of 1 vote per share and votes as a single class together with the Class B Common Stock.

Class B Common Stock

The Class B Common stock has voting rights of 25 votes per share, and votes as a single class together with the Class A Common Stock.

Equity Transactions During the Period

Class A Common Stock

During the three months ended March 31, 2025, the Company issued an aggregate of 662,000 shares of Class A Common Stock with a fair value of $2.50 per share to PIPE Convertible Note holders for conversion of an aggregate principal amount of $1,655,000 in PIPE Convertible Notes (See Note 9 – PIPE Convertible Notes).

During the three months ended March 31, 2025, the Company issued an aggregate of 2,402,420 shares of Class A Common Stock with fair values ranging from $0.34 - $0.60 per share to PIPE Convertible Note holders in lieu of cash for interest and make whole provisions (See Note 9 – PIPE Convertible Notes).

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

Warrant Offerings

During the three months ended March 31, 2025, the Company did not issue any warrants.

Series A Warrants

On February 2, 2024, the Company issued five year immediately vested warrants to purchase an aggregate of 1,409,092 shares of the Company’s Class A Common Stock in association with the issuance of the PIPE Convertible Notes (the “Series A Warrants”). The Series A Warrants have an exercise price of $13.00 per share. The Series A Warrants had an aggregate grant date fair value of $126,819. The Series A Warrants met the definition of a liability per ASC 815 – Derivatives and Hedging.

In applying the Black-Scholes option pricing model to the Series A Warrants granted or issued, the Company used the following assumptions:

For the Three Months Ended March 31,
2024
Risk free interest rate	4.03%
Expected term (years)	5.00
Expected volatility	53.12%
Expected dividends	0.00%

The weighted average estimated fair value of the Series A Warrants granted during the three months ended March 31, 2024, was approximately $0.09 per share.

No Series A Warrants were issued during the three months ended March 31, 2025.

Series B Warrants

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

In applying the Black-Scholes option pricing model to the Series B Warrants granted or issued, the Company used the following assumptions:

For the Three Months Ended March 31,
2024
Risk free interest rate	4.14%
Expected term (years)	2.50
Expected volatility	49.40%
Expected dividends	0.00%

The weighted average estimated fair value of the Series B Warrants granted during the three months ended March 31, 2024, was approximately $0.01 per share.

No Series B Warrants were issued during the three months ended March 31, 2025.

A summary of the warrant activity during the three months ended March 31, 2025, is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2024	2,959,092	$11.43
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2025	2,959,092	$11.43	2.5	$-

Exercisable, March 31, 2025	2,959,092	$11.43	2.5	$-

The following table presents information related to stock warrants at March 31, 2025:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$10.00	1,550,000	1.4	1,550,000
$13.00	1,409,092	3.9	1,409,092
	2,959,092		2,959,092

NOTE 15 – STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the fair value recognition of ASC 718.

2024 Stock Incentive Plan

The Company did not grant options during the three months March 31, 2025 or 2024.

Compensation-based stock option activity for qualified and unqualified stock options are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, December 31, 2024	1,131,000	$0.93
Granted	-	0
Exercised	-	0
Forfeited	-	0
Outstanding, March 31, 2025	1,131,000	$0.93	4.5	$-
Exercisable, March 31, 2025	1,103,500	$0.93	4.5	$-

The following table summarizes information about options to purchase shares of the Company’s Class A common stock outstanding and exercisable at March 31, 2025:

Options Outstanding		Options Exerciseable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exerciseable Number of Options
$0.93	1,131,000	4.5	1,103,500
	1,131,000		1,103,500

Total compensation expense related to options was $3,341 for the three months ended March 31, 2025. As of March 31, 2025, there was future compensation cost of $7,798 with a weighted average recognition period of 0.75 years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.35 as of March 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended March 31,	Unrecognized at March 31,	Weighted Average Remaining Amortization Period
	2025	2025	(Years)
General and administrative	$3,341	$7,798	0.75
Total	$3,341	$7,798	0.75

NOTE 16 – LEASES

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

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at lease inception point. The weighted average incremental borrowing rate applied was 8.39%. As of March 31, 2025, the Company’s leases had a remaining weighted average term of 2.15 years.

The following table presents net lease cost and other supplemental lease information:

	March 31,	December 31,
	2025	2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$107,336	$403,109
Net lease costs	$107,336	$403,109

Operating lease - operating cash flows (fixed payments)	$107,336	$403,109
Operating lease - operating cash flows (liability reduction)	$93,865	$334,254
Non-current leases - right-of-use assets	$545,915	$634,269
Current liabilities - operating lease liabilities	$296,291	$363,102
Non-current liabilities - operating lease liabilities	$278,071	$305,125

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2025, are as follows:

Fiscal Year	Operating Leases
2025	$299,654
2026	140,163
2027	144,227
2028	60,809
Total future minimum lease payments	$644,853
Amount representing interest	(70,491)
Present value of net future minimum lease payments	$574,362

NOTE 17 – SEGMENT INFORMATION

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

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting, contract labor, personnel, business development, royalty, and marketing expenses:

	For The Three Months Ended March 31,
	2025	2024
Consulting expenses	$633,981	$410,104
Contract labor	613,340	222,208
Personnel expenses	1,946,816	1,619,387
Business development expenses	119,610	263,844
Royalty expenses	225,320	329,888
Marketing expenses	334,378	111,489
Other expenses*	1,023,810	1,039,764
Total operating expenses	$4,897,255	$3,996,684

*	Other expenses is materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

NOTE 19 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025 and December 31, 2024, the Company had approximately $11,244,000 and $9,662,000, respectively, in excess of the FDIC insured limit.

NOTE 20 – SUBSEQUENT EVENTS

Dividend Notes Payable

On April 21, 2025, the Company entered into agreements with the holders of approximately $3.9 million in outstanding notes payable (including accrued interest) originally issued in November 2022, including officers and directors of the Company, pursuant to which such note holders converted all outstanding amounts payable to such note holders into (i) 8,283,139 shares of the Company’s Class B common stock, with respect to $2.6 million in principal and interest of such notes payable, and into (ii) 4,233,077 shares of Class A common stock, with respect to $1.3 million in principal and interest of such notes payable, in each case at a conversion price of $0.31204 per share, which was above the closing price of the Company’s Common Stock prior to conversion.

PIPE Convertible Notes

On April 21, 2025, the Company agreed to cancel and rescind the conversion of $300,000 of PIPE Convertible Notes, plus interest, as a result of such noteholder not being able to take possession of such conversion shares prior to the expiration of a DWAC deposit by our transfer agent with the Depository Trust Company.

On April 22, 2025, the Company entered into Exchange Agreements (the “Exchange Agreements” and each, an “Exchange Agreement”), by and among the Company and each of the Holders, pursuant to which each such Holder would exchange (i) the amounts remaining outstanding under the PIPE Convertible Notes and certain other amounts outstanding with respect thereto in the aggregate amount (the “Note Exchange”), and (ii) the PIPE Warrants. Pursuant to the Exchange Agreements, on the effective date of the Exchange Agreements, the PIPE Warrants were exchanged, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), into an aggregate of 1,885 shares of the Company’s newly created Series A preferred stock (the “Series A Preferred Stock” and such Series A Preferred Stock to be issued in the exchange of the PIPE Warrants, the “Initial New Exchange Preferred Shares”, and such shares of Class A Common Stock (the “Common Stock”) issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise, collectively, the “Initial New Exchange Conversion Shares”), and (ii) a warrant to purchase up to 37,033 shares of Series A Preferred Stock.

The Note Exchange will occur on the Closing Date (as defined in the Exchange Agreements), whereby the amounts owing under the PIPE Convertible Notes will be exchanged into shares of the Company’s Series A Preferred Stock. From the date of the Exchange Agreements until the date of the Note Exchange, the conversion price of the PIPE Convertible Notes was reduced to $1.00 per share.

Additionally, the Exchange Agreements amended the Prior Purchase Agreement and contained certain covenants of the Company to, among other items, hold one or more stockholder meetings no later than 90 days following the execution of the Exchange Agreements to approve the shares of the Company’s Common Stock issuable underlying the Series A Preferred Stock upon conversion in compliance with the rules and regulations of the Nasdaq Stock Market.

Issuance of Common Stock

Subsequent to March 31, 2025, the Company issued an aggregate of 2,182,159 shares of Class A common stock with fair values ranging from $0.221 - $1.00 per share to PIPE Convertible Note holders in connection with the conversion of outstanding PIPE Convertible Notes, accrued interest, and make-good provisions.

On May 5, 2025, the Company issued 50,000 shares of Class A common stock with a fair value of $0.284 per share to a PIPE Convertible Note holder in lieu of cash for accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

The following discussion highlights the current operating environment and summarizes the financial position of Trugolf Holdings, Inc. and its subsidiaries as of March 31, 2025, and should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to refer to the business and operations of TruGolf.

This Form 10-Q contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	the occurrence of any event, change, or other circumstances, including the outcome of any legal proceedings that may be instituted against us;
●	the ability to maintain the listing of our securities on Nasdaq, and the potential liquidity and trading of our securities;
●	the risk of disruption to our current plans and operations;
●	the ability to recognize the anticipated benefits of our business and the Business Combination, which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;
●	costs related to our business;
●	changes in applicable laws or regulations;
●	our ability to meet future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;
●	our ability to maintain existing license agreements;
●	our ability to achieve and maintain profitability in the future;
●	our financial performance; and
●	other factors disclosed under the section entitled “Risk Factors”.

Company Overview

Corporate History

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

Business Overview

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

TruGolf has leveraged its unique position as one of the industry leaders in both hardware and software golf technology solutions to organize and found the Virtual Golf Association (VGA). The VGA is a gamified virtual economy that takes place inside the TruGolf E6 Connect Software. Users have a chance to earn points through play, practice, and more – providing a worldwide leaderboard of connected indoor golfers. Each shot users take rewards them with points. These points can be used to purchase in-game enhancements, or to enter virtual golf tournaments with real world prizes. The VGA is broken into three models:

●	Game Analysis – rewards TruGolf software users who measure their game. Users can set specific goals (e.g., shots hit per month, speed and distance gains, dispersion reduction) and earn points for hitting milestones. At the end of each month, users can see how they compared against all other users utilizing the Game Analysis features.
●	Connected Golf – rewards users for joining with their friends and playing golf online. Earn points for playing a new course or linking up to play nine holes with another player utilizing TruGolf software.
●	Virtual Golf Association Events – events are worldwide leaderboard format, flighted by handicap, where users play and compete to shoot the lowest score. These contests include stroke play, closest to the pin, match play, stableford, and more. Users earn points based on how they finish in their division.

In totality, TruGolf’s business model is designed to be positioned as the hub of golf technology, with groundbreaking hardware technologies that we believe can become the industry standard and unify the industry as a whole by serving as the leader of golf technology software solutions through its TruGolf’s software.

Revenue

The Company derives our revenue through the sales of our golf simulators, perpetual software licenses, content software subscriptions, and franchising.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Our financial results for the three months ended March 31, 2025 are summarized as follows in comparison to the three months ended March 31, 2024.

	2025	2024	Variance
Revenue, net	$5,389,230	$5,012,022	$377,208
Cost of revenue	1,726,199	1,959,023	(232,824)
Total gross profit	3,663,031	3,052,999	610,032

Operating Expenses:
Royalties	225,320	329,888	(104,568)
Salaries, wages and benefits	1,946,816	1,841,595	105,221
Selling, general and administrative	2,725,119	1,825,201	899,918
Operating loss	(1,234,224)	(943,685)	(290,539)
Other income (expenses)	(1,436,098)	(358,179)	(1,077,919)
Loss before income taxes	$(2,670,322)	$(1,301,864)	$(1,368,458)

Revenues

Revenues increased by $377,208, or 8%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase is primarily attributable to the increase of our product acceptance and greater penetration in the industry market. In addition, we began the roll out of our franchise model during the three months ended March 31, 2025.

Cost of Revenues

Cost of revenues decreased by $232,824, or 12%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease is primarily attributable to a decrease in inventory adjustments of $100,237 and a decrease in shipping costs of approximately $160,000.

Operating Expenses

Total operating expenses increased by $900,571, or 23%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Selling, general and administrative expenses increased by $899,918, or 49%, due primarily to an increase in contracted labor of approximately $364,000, an increase in marketing of approximately $160,000, and an increase in professional fees of approximately $180,000.

Other Income (Expenses)

Other income (expenses) increased by $1,077,919, or 301%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase is primarily attributable to interest expense, amortization expense of the PIPE Convertible Notes debt discount, the write-off of remaining debt discounts upon the conversion of related to the PIPE Convertible Notes, and the make-good interest expense upon the conversion of related PIPE Convertible Notes.

Liquidity and Capital Resources

As of March 31, 2025, we had cash on hand of $12,615,820 and a working capital surplus of $29,551, as compared to cash on hand of $10,882,077 and a working capital deficiency of $982,237 as of December 31, 2024. The increase in working capital surplus is primarily a result of the $2,250,000 gross proceeds received from the PIPE Convertible Notes issued during the three months ended March 31, 2025. The increase was partially offset by an increase in deferred revenue of approximately $1,000,000.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executed its development plans for 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with the sale of equity and convertible notes. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital

	March 31,	December 31,
	2025	2024
Current assets	$18,238,372	$14,792,931
Current liabilities	18,208,821	15,775,168
Working capital deficiency	$29,551	$(982,237)

The increase in current assets is primarily due to the increase in cash on hand of $1,733,743 and an increase in inventory of $1,503,632. The increase in current liabilities is primarily due to an increase in deferred revenue of $1,028,780 and accrued and other liabilities of $1,823,760.

Cash Flows

	For the Three Months Ended March 31,
	2025	2024
Cash Flows:
Net cash provided by (used in) operating activities	$(449,119)	$2,668,617
Net cash used in investing activities	$(334,690)	$(332,342)
Net cash provided by financing activities	$2,517,552	$92,128

Operating Activities

Net cash used in operating activities was $449,119 for the three months ended March 31, 2025, which was primarily due to the net loss of $2,670,322 and an increase in inventory of $1,503,632, which was partially offset by non-cash expenses of $1,526,448, an increase in deferred revenue of $1,028,780, and an increase in accrued and other current liabilities of $1,823,760.

Net cash provided by operating activities was $2,668,617 for the three months ended March 31, 2024, which was primarily due to the liquidation of the marketable securities account of $2,478,953 and an increase in accounts payable of $1,146,347. The change in the remaining operating assets and liabilities was $224,013 and non-cash expenses of $121,168.

Investing Activities

Net cash used in investing activities was $334,690 for the three months ended March 31, 2025, which was the result of an increase in capitalized software of $270,531 and the purchase of equipment of $64,159.

Net cash used in investing activities was $332,342 for the three months ended March 31, 2024, which was the result of the purchasing of equipment.

Financing Activities

Net cash provided by financing activities was $2,517,552 for the three months ended March 31, 2025, which was primarily due to $2,520,000 of net proceeds from PIPE Convertible Notes.

Net cash provided by financing activities was $92,128 for the three months ended March 31, 2024, the Company received net proceeds from the Merger of $2,237,213, paid off the variable rate line of credit of $1,980,937 and made debt payments of $270,795.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of TruGolf Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Material Weaknesses in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2025 was not effective.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;
●	inadequate segregation of duties due to limited personnel consistent with control objectives;
●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives; and
●	lack of a full time Chief Financial Officer and personnel with experience and expertise in public company accounting and internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our first quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by us on our Current Report on Form 8-K, during the period covered by this Quarterly Report on Form 10-Q, the Company did not sell any unregistered securities.

During the three months ended March 31, 2025, the Company issued an aggregate of 3,064,420 shares of Class A common stock with a fair value ranging from $0.34 - $2.50 per share pursuant to the conversion of $1,655,000 in principal and $1,087,513 in make whole interest related to the conversion of PIPE Convertible Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “no-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

On April 21, 2025, the Company entered into agreements with the holders of approximately $3.9 million in outstanding notes payable (including accrued interest) originally issued in November 2022, including officers and directors of the Company, pursuant to which such note holders converted all outstanding amounts payable to such note holders into (i) 8,283,139 shares of the Company’s Class B common stock, with respect to $2.6 million in principal and interest of such notes payable, and into (ii) 4,233,077 shares of Common Stock, with respect to $1.3 million in principal and interest of such notes payable, in each case at a conversion price of $0.31204 per share, which was above the closing price of the Company’s Common Stock prior to conversion.

On April 21, 2025, the Company agreed to cancel and rescind the conversion of $300,000 of PIPE Convertible Notes, plus interest, as a result of such noteholder not being able to take possession of such conversion shares prior to the expiration of a DWAC deposit by our transfer agent with the Depository Trust Company.

On April 22, 2025, the Company entered into Exchange Agreements (the “Exchange Agreements” and each, an “Exchange Agreement”), by and among the Company and each of the Holders, pursuant to which each such Holder would exchange (i) the amounts remaining outstanding under the PIPE Convertible Notes and certain other amounts outstanding with respect thereto in the aggregate amount (the “Note Exchange”), and (ii) the PIPE Warrants. Pursuant to the Exchange Agreements, on the effective date of the Exchange Agreements, the PIPE Warrants were exchanged, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), into an aggregate of 1,885 shares of the Company’s newly created Series A preferred stock (the “Series A Preferred Stock” and such Series A Preferred Stock to be issued in the exchange of the PIPE Warrants, the “Initial New Exchange Preferred Shares”, and such shares of Class A Common Stock (the “Common Stock”) issuable pursuant to the terms of the Certificate of Designations, including, without limitation, upon conversion or otherwise, collectively, the “Initial New Exchange Conversion Shares”), and (ii) a warrant to purchase up to 37,033 shares of Series A Preferred Stock.

The Note Exchange will occur on the Closing Date (as defined in the Exchange Agreements), whereby the amounts owing under the PIPE Convertible Notes will be exchanged into shares of the Company’s Series A Preferred Stock. From the date of the Exchange Agreements until the date of the Note Exchange, the conversion price of the PIPE Convertible Notes was reduced to $1.00 per share.

Additionally, the Exchange Agreements amended the Prior Purchase Agreement and contained certain covenants of the Company to, among other items, hold one or more stockholder meetings no later than 90 days following the execution of the Exchange Agreements to approve the shares of the Company’s Common Stock issuable underlying the Series A Preferred Stock upon conversion in compliance with the rules and regulations of the Nasdaq Stock Market.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.1	Form of January Waiver, dated as of January 16, 2025	8-K	10.1	1/16/25
10.2	Form of Exchange Agreement	8-K	10.1	4/23/25
10.3	Form of Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock	8-K	10.2	4/23/25
10.4	Form of Warrant to Purchase Series A Convertible Preferred Stock	8-K	10.3	4/23/25
10.5	Form of Registration Rights Agreement	8-K	10.4	4/23/25
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Taxonomy Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	May 15, 2025

