Form 10-Q
period 2025-06-30
TruGolf Holdings, Inc.
filed 2025-08-19
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-40970

TRUGOLF HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3269086
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

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

As of August 19, 2025, the latest practicable date, 1,117,603 shares of Class A common stock and 200,000 shares of Class B common stock outstanding.

TRUGOLF HOLDINGS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,059,359	$8,782,077
Restricted cash	2,100,000	2,100,000
Accounts receivable, net	2,185,888	1,399,153
Inventory, net	2,698,310	2,349,345
Prepaid expenses and other current assets	290,389	116,619
PIPE exchange consideration	5,651,310	-
Other current assets	-	45,737
Total Current Assets	20,985,256	14,792,931

Property and equipment, net	210,463	143,852
Capitalized software development costs, net	2,674,845	1,540,121
Right-of-use assets	455,925	634,269
Other long-term assets	31,023	31,023

Total Assets	$24,357,512	$17,142,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$3,209,831	$2,819,703
Deferred revenue	5,009,228	3,113,010
PIPE loan payable, net	3,734,990	-
Notes payable, current portion	10,573	10,001
Notes payable to related parties, current portion	2,668,500	2,937,000
Line of credit, bank	802,738	802,738
Dividend notes payable	118,362	4,023,923
Accrued interest	564,947	661,376
Accrued and other current liabilities	1,772,877	999,307
Accrued and other current liabilities - assumed in Merger	45,008	45,008
Lease liability, current portion	228,536	363,102
Total Current Liabilities	18,165,590	15,775,168

Non-current Liabilities:
Notes payable, net of current portion	4,232	9,732
Note payables to related parties, net of current portion	624,000	624,000
PIPE loan payable, net	-	4,068,953
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	250,002	305,125

Total Liabilities	20,043,824	21,782,978

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10 million shares authorized
Series A Convertible Preferred Stock, $0.0001 par value per share; authorized – 50,000 shares; 1,885 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized:
Common stock - Series A, $0.0001 par value, 90 million shares authorized; 810,617 and 522,411 shares issued and outstanding, respectively	80	52
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 200,000 and 34,337 shares issued and outstanding, respectively	20	3
Treasury stock at cost, 4,692 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	33,497,876	18,551,660
Accumulated deficit	(27,147,288)	(21,155,496)

Total Stockholders’ Equity (Deficit)	4,313,688	(4,640,781)

Total Liabilities and Stockholders’ Equity (Deficit)	$24,357,512	$17,142,196

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$4,310,864	$3,873,163	$9,700,094	$8,885,185
Cost of revenue	2,398,959	1,300,212	4,125,158	3,259,234
Total gross profit	1,911,905	2,572,951	5,574,936	5,625,951

Operating expenses:
Royalties	138,695	223,150	364,015	553,038
Salaries, wages and benefits	1,006,210	1,117,287	2,953,026	2,958,881
Selling, general and administrative	2,637,026	2,017,556	5,362,145	3,842,758
Total operating expenses	3,781,931	3,357,993	8,679,186	7,354,677

Loss from operations	(1,870,026)	(785,042)	(3,104,250)	(1,728,726)

Other income (expense):
Interest income	64,830	36,621	119,426	67,208
Interest expense	(1,516,874)	(820,908)	(3,007,568)	(1,205,762)
Loss on investment	-	-	-	(3,912)
Other income	600	-	600	-
Total other income (expense), net	(1,451,444)	(784,287)	(2,887,542)	(1,142,466)

Net loss prior to provision for income taxes	$(3,321,470)	(1,569,329)	(5,991,792)	(2,871,192)

Provision for income taxes	-	-	-	-

Net loss	$(3,321,470)	$(1,569,329)	$(5,991,792)	$(2,871,192)

Net loss per common share Series A – basic and diluted	$(4.63)	$(6.80)	$(9.31)	$(11.53)
Net loss per common share Series B – basic and diluted	$(19.69)	$(45.70)	$(59.02)	$(83.62)

Weighted average shares outstanding Series A – basic and diluted	717,928	230,765	643,657	248,980
Weighted average shares outstanding Series B – basic and diluted	168,708	34,337	101,523	34,337

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

										Accumulated
	Series A		Class A		Class B				Additional	Other
	Preferred Stock		Common Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Total

Balance at December 31, 2023	-	$-	13,098	$120	-	$-	(94)	$(2,037,000)	$10,479,738	$(1,662)	$(12,358,924)	$(3,917,728)

Realized gain in fair value of short-term investments	-	-	-	-	-	-	-	-	-	1,662	-	1,662
Common stock exchanged in Merger	-	-	(13,098)	(120)	-	-	-	-	(3,854,573)	-	-	(3,854,693)
Issuance of common stock - Series A exchanged in Merger	-	-	230,765	23	-	-	-	-	(23)	-	-	-
Issuance of common stock - Series B issued in Merger	-	-	-	-	34,337	3	-	-	(3)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,301,864)	(1,301,864)
Balance as of March 31, 2024	-	$-	230,765	$23	34,337	$3	(94)	$(2,037,000)	$6,625,139	$-	$(13,660,788)	$(9,072,623)

Revaluation of costs of Merger	-	-	-	-	-	-	-	-	135,000	-	(1,152)	133,848
Net loss	-	-	-	-	-	-	-	-	-	-	(1,569,329)	(1,569,329)
Balance as of June 30, 2024	-	$-	230,765	$23	34,337	$3	(94)	$(2,037,000)	$6,760,139	$-	$(15,231,269)	$(10,508,104)

Balance at December 31, 2024	-	$-	522,411	$52	34,337	$3	(94)	$(2,037,000)	$18,551,660	$-	$(21,155,496)	$(4,640,781)

Issuance of common stock for PIPE interest and make good	-	-	48,048	5	-	-	-	-	1,087,508	-	-	1,087,513
Issuance of common stock for conversion of PIPE notes	-	-	13,240	1	-	-	-	-	1,654,999	-	-	1,655,000
Stock-based compensation - options	-	-	-	-	-	-	-	-	3,341	-	-	3,341
Net loss	-	-	-	-	-	-	-	-	-	-	(2,670,322)	(2,670,322)
Balance as of March 31, 2025	-	$-	583,699	$58	34,337	$3	(94)	$(2,037,000)	$21,297,508	$-	$(23,825,818)	$(4,565,249)

Issuance of common stock for PIPE interest and make good	-	-	111,148	11	-	-	-	-	1,082,183	-	-	1,082,194
Issuance of common stock for conversion of PIPE notes	-	-	31,160	3	-	-	-	-	1,557,997	-	-	1,558,000
Issuance of common stock for conversion of dividend note payable	-	-	84,662	8	165,663	17	-	-	3,905,536	-	-	3,905,561
Reverse stock split adjustment	-	-	(52)	-	-	-	-	-	-	-	-	-
Stock-based compensation - options	-	-	-	-	-	-	-	-	3,342	-	-	3,342
Issuance of Series A Preferred and associated warrants	1,885	-	-	-	-	-	-	-	5,651,310	-	-	5,651,310
Net loss	-	-	-	-	-	-	-	-	-	-	(3,321,470)	(3,321,470)
Balance as of June 30, 2025	1,885	$-	810,617	$80	200,000	$20	(94)	$(2,037,000)	$33,497,876	$-	$(27,147,288)	$4,313,688

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net loss	$(5,991,792)	$(2,871,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413,409	173,200
Amortization of convertible notes discount	359,037	24,197
Amortization of right-of-use asset	178,344	166,311
Bad debt expense	74,818	-
Change in OCI	-	1,662
Stock issued for make good provisions on debt conversion	2,169,707	-
Stock options issued to employees	6,682	-
Changes in operating assets and liabilities:
Accounts receivable, net	(861,552)	(231,385)
Inventory, net	(348,965)	(216,701)
Prepaid expenses	(173,770)	143,471
Other current assets	45,737	2,478,953
Accounts payable	390,129	1,149,909
Deferred revenue	1,896,218	1,274,900
Accrued interest payable	(96,429)	785,306
Accrued and other current liabilities	773,570	(99,165)
Other liabilities	-	(1,153)
Lease liability	(189,689)	(162,338)
Net cash provided by (used in) operating activities	(1,354,546)	2,615,975

Cash flows from investing activities:
Purchases of property and equipment	(45,966)	-
Capitalized software, net	(1,568,778)	(1,433,438)
Reduction in long term assets	-	(75)
Net cash used in investing activities	(1,614,744)	(1,433,513)

Cash flows from financing activities:
Proceeds from PIPE loans, net of discount	2,520,000	4,185,000
Cash acquired in Merger	-	103,818
Costs of Merger paid from PIPE loan	-	(1,947,787)
Repayments of line of credit	-	(1,980,937)
Repayments of liabilities assumed in Merger	-	(15,716)
Repayments of notes payable	(4,928)	(4,632)
Repayments of notes payable - related party	(268,500)	(268,500)
Net cash provided by financing activities	2,246,572	71,246

Net change in cash , cash equivalents and restricted cash	(722,718)	1,253,708

Cash, cash equivalents and restricted cash - beginning of year	10,882,077	5,397,564

Cash, cash equivalents and restricted cash - end of year	$10,159,359	$6,651,272

Supplemental cash flow information:
Cash paid for:
Interest	$108,993	$302,095
Income taxes	$-	$-
Non-cash investing and financing activities:
PIPE note principal converted to Class A Common Stock	$3,213,000	$-
Dividend note principal converted to Class A and Class B Common Stock	$3,905,561	$-
Exchange of PIPE Notes and Series A and B Warrants for Series A Convertible Preferred Stock and Warrants for Series A Convertible Preferred Stock	$5,651,310	$-
Notes payable assumed in Merger	$-	$1,565,000
Accrued liabilities assumed in Merger	$-	$310,724
Remeasurement of common stock exchanged/issued in Merger	$-	$(1,875,724)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

TruGolf Holdings, Inc. (the “Company” or “TruGolf”), is a Delaware corporation headquartered in Centerville, Utah. The Company and its wholly-owned subsidiary, have historically been engaged in creating indoor golf software and custom hardware as well as establishing and selling franchises that would use the Company’s indoor golf and recreational sports simulators and other equipment. The Company sells its software and custom hardware directly to customers and its franchise owners.

Reverse Stock Split

On June 23, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and restated Certificate of Incorporation with the Secretary of the State of Delaware to effect a 1-for-50 reverse stock split of the Class A and Class B shares of the Company’s issued and outstanding common stock, effective as of 12:01 a.m. Eastern Time on June 23, 2025 (the “Reverse Stock Split”) and began trading on a Reverse Stock Split-adjusted basis on Nasdaq on June 23, 2025. As a result of the Reverse Stock Split, the number of Class A common shares outstanding was reduced from 40,532,150 to 810,617 and the number of Class B common shares outstanding was reduced from 10,000,000 to 200,000, and the number of authorized shares of common stock remained unchanged. All share amounts have been retroactively adjusted for the Reverse Stock Split.

Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards and warrants, as applicable. See Note 13 - Stockholders’ Equity for information and disclosures relating to adjustments related to the Reverse Stock Split.

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

On August 19, 2024, the Company received a delist notice from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the listing of its Class A common stock was not in compliance with: (i) the minimum Market Value of Publicly Held Shares requirement set forth in Nasdaq Listing Rule 5450(b)(2)(C); and (ii) the minimum shareholders’ equity requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A).

On November 5, 2024, the Company received a delist notice from the Staff notifying the Company that the listing of its Class A common stock was not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1).

The Company requested a hearing before a Nasdaq hearing panel (the “Panel”) to present a plan to regain compliance with all the continued listing requirements of Nasdaq and such hearing was held May 15, 2025. On May 30, 2025, the Panel provided the Company an exception with various milestones to regain compliance, including with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) until July 8, 2025 and the minimum Market Value of Publicly Held Shares requirement and minimum shareholders’ equity requirement until July 30, 2025. In addition, the Panel directed that the Company’s listing be transferred to the Nasdaq Capital Market, effective at the open of business on June 3, 2025.

On July 17, 2025, the Staff confirmed that the Company had regained compliance with the Bid Price Rule as required by the Panel’s decision.

On August 1, 2025, the Company received a letter from Nasdaq notifying the Company that it had demonstrated compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Panel’s decision, and, following the Company’s phase down to the Nasdaq Capital Market on June 3, 2025, the Company demonstrated compliance with the minimum market value of publicly held securities required by Nasdaq Listing Rule 5550(a)(5).

Pursuant to the letter, in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Equity Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At June 30, 2025, the Company has an accumulated deficit of approximately $27 million and working capital surplus of approximately $2.8 million. For the three and six months ended June 30, 2025, the Company had a loss from operations of approximately $1.9 million and $3.1 million, respectively, and negative cash flows from operations of approximately $1.4 million. Although the Company is showing positive revenue growth and gross profit trends, the Company expects to incur further losses through the end of 2025.

To date the Company has been funding operations primarily through the reinvestment of free cash flows generated from its business operations, sale of equity in private placements, convertible debt instruments and revenues generated by the Company’s services. During the six months ended June 30, 2025, the Company received $2.5 million in proceeds from the issuance of convertible notes (the “PIPE Convertible Notes”), net of $280,000 in original issue discounts, from a PIPE Convertible Note.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the entire year. The significant accounting policies used in preparing these unaudited condensed consolidated are consistent with those described in the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2024, except as disclosed below. These unaudited financial statements and related should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Reclassifications

Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 to conform to the unaudited condensed consolidated financial statement presentation for the three and six months ended June 30, 2025. These reclassifications had no effect on net loss or cash flows as previously reported.

Revenue Recognition

Remaining Performance Obligations

As of June 30, 2025, approximately $4.9 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize 100% of this revenue over the next 12 months.

Disaggregated Revenue

	Three Months Ended June 30,
	2025	2024
Revenues:
Golf Simulators(1)	$3,210,559	$1,842,725
Content Software Subscriptions	341,443	2,029,996
Franchise Revenue	-	-
Other(2)	758,862	442
Total net revenue	$4,310,864	$3,873,163

(1)	Includes items such as hardware and proprietary perpetual licenses
(2)	Includes items such as shipping income and installation income

	Six Months Ended June 30,
	2025	2024
Revenues:
Golf Simulators(1)	$6,798,471	$4,567,383
Content Software Subscriptions	1,501,148	4,280,695
Franchise Revenue	75,000	-
Other(2)	1,325,475	37,107
Total net revenue	$9,700,094	$8,885,185

(1)	Includes items such as hardware and proprietary perpetual licenses
(2)	Includes items such as shipping income and installation income

NOTE 3 – EARNINGS PER SHARE BASIC AND DILUTED

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase Common Stock	22,620	—	22,620	—
PIPE Convertible Notes(1)	51,088	134,000	51,088	134,000
Series A Preferred Shares	298,732	—	298,732	—
Common Stock - Series A Preferred Warrants	5,869	—	5,869	—
Common Stock - Series A Warrants	—	28,182	—	28,182
Common Stock - Series B warrants	—	31,000	—	31,000
Earnout shares	90,000	90,000	90,000	90,000
Underwriter warrants	12,650	12,650	12,650	12,650
Totals	480,959	295,832	480,959	295,832

(1)	Does not include shares for interest or make-whole amounts as the number of shares is undeterminable since the calculation is based on variable floating factors.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable and allowance for credit losses consisted of the following:

	June 30,	December 31,
	2025	2024
Trade accounts receivable	$3,622,597	$2,870,021
Other	41,291	-
	3,663,888	2,870,021
Less allowance for credit losses	(1,478,000)	(1,470,868)
Total accounts receivable, net	$2,185,888	$1,399,153

NOTE 5 – INVENTORY, NET

The following summarizes inventory:

	June 30,	December 31,
	2025	2024
Inventory - raw materials	$3,146,670	$2,797,705
Less reserve allowance for obsolescence	(448,360)	(448,360)
Inventory, net	$2,698,310	$2,349,345

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment:

	June 30,	December 31,
	2025	2024
Software and computer equipment	$844,185	$795,369
Furniture and fixtures	228,033	230,883
Vehicles	59,545	59,545
Equipment	15,873	15,873
	1,147,636	1,101,670
Less accumulated depreciation	(937,173)	(957,818)
Total property and equipment, net	$210,463	$143,852

The Company recorded depreciation expense was $12,588 and $20,967 and $27,588 and $35,284 for the three and six months ended June 30, 2025 and 2024, respectively.

The following summarizes capitalized software development costs as of June 30, 2025 and December 31, 2024:

Capitalized software, net - beginning balance, December 31, 2024	$1,540,121
Capitalized software development costs - 2025	1,568,778
Less accumulated amortization	(434,054)
$2,674,845

The Company recorded amortization of capitalized software costs of $334,054 and $119,453, and $434,054 and $137,916 for the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following amounts:

	June 30,	December 31,
	2025	2024
Accrued payroll	$-	$108,945
Credit cards	308,631	55,180
Warranty reserve	140,000	140,000
Sales tax payable	86,097	105,563
Other accrued liabilities	1,238,149	589,619
Total accrued and other current liabilities	$1,772,877	$999,307

Accrued liabilities and other current liabilities assumed in Merger:

Accrued tax payable	$45,008
Total accrued and other current liabilities assumed in Merger	$45,008

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	December 31,
	2025	2024
Note payable - Ethos Management Inc.	$-	$-
Note payable - Mercedez-Benz	14,805	19,733
	14,805	19,733
Less current portion	(10,573)	(10,001)
Note payable long-term portion	$4,232	$9,732

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

The Ethos Loan stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of the loan agreement. In August 2023, Ethos informed the Company that unrelated to the Company, Ethos was undergoing a routine audit of its portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. In February 2024, due to the lack of additional fundings and in accordance with the terms of the Ethos Loan, the Company sent Ethos a notice of termination for materially breaching the Ethos Loan agreement. Based on the termination for default clause in the Ethos Loan, the Company was entitled to retain all funds disbursed by Ethos and Ethos must release the Deposit Collateral. At the date of the Ethos Loan termination the principal and accrued interest owed on the Ethos Loan was $2,383,059 and $81,560, respectively. As a result of the Ethos Loan termination, the outstanding principal and accrued interest was offset by the Deposit Collateral leaving $589,619, which is included in Accrued and other current liabilities on the unaudited condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively (See Note 7 – Accrued and Other Current Liabilities).

Mercedes-Benz

In November 2020, the Company entered into a $59,545, 5.90% annual interest rate note payable with Mercedez-Benz for a delivery van. The note matures on November 20, 2026, and is secured by the van. The Company makes a monthly payment of $908, which includes both principal and interest. The outstanding principal on the note at June 30, 2025 and December 31, 2024, was $14,805 and $19,733, respectively.

NOTE 9 – PIPE CONVERTIBLE NOTES

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the Company entered into a securities purchase agreement with accredited investors for the issuance of PIPE Convertible Notes and Warrants.

During the three months ended June 30, 2025, the Company converted an aggregate principal amount of $1,558,000 and $1,082,194 in accrued and make-whole interest related to the PIPE Convertible Notes into 142,308 shares of the Company’s Class A common stock.

PIPE Convertible Notes payable consisted of the following:

Total PIPE Convertible Notes, net at December 31, 2024	$4,068,953
PIPE Convertible Notes issued	2,800,000
Less: Debt Discount associated with OID	(280,000)
PIPE Convertible Notes, net	6,588,953
Less: Gross PIPE Convertible Note principal converted into Class A common stock	(3,213,000)
Add: Accretion of debt discount	359,037
3,734,990
Less current portion	(3,734,990)
Total PIPE Convertible Notes, net at June 30, 2025	$-

During the three and six months ended June 30, 2025 and 2024, amortization expense related to the Debt Discount of the PIPE Convertible Notes was $127,097 and $20,872 and $359,037 and $24,197, respectively. The principal balance of the PIPE Convertible Notes, net of Debt Discounts, and accrued interest related to the PIPE Convertible Notes at June 30, 2025, was $3,734,990 and $40,957, respectively. The principal balance net of Debt Discounts and accrued interest related to the PIPE Convertible Notes at December 31, 2024, was $4,068,953 and $154,500, respectively.

PIPE Exchange Agreements

On April 22, 2025, the Company entered into Exchange Agreements, (the “Exchange Agreements” and each, an “Exchange Agreement”), by and among the Company and each of the PIPE Convertible Note holders (the “Holders”)., pursuant to which each such Holder would exchange (i) the amounts remaining outstanding under the PIPE Convertible Notes and certain other amounts outstanding with respect thereto in the aggregate amount (the “Note Exchange”), and (ii) the PIPE Warrants. Pursuant to the Exchange Agreements, on the effective date of the Exchange Agreements, which was April 22, 2025, the PIPE Warrants were exchanged, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), into an aggregate of 1,885 shares of the Company’s newly created Series A preferred stock (the “Series A Preferred Stock”, and (ii) warrants to purchase up to 37,033 shares of Series A Preferred Stock (the “Series A Preferred Warrants”).

Pursuant to the Exchange Agreements, on the closing of the Note Exchange the amounts owing under the PIPE Convertible Notes were to be exchanged into share of the Company’s Series A Preferred Stock. From the date of the Exchange Agreements until the date of the Note Exchange, the conversion price of the PIPE Convertible Notes was reduced to $1.00 per share, which was then adjusted to $50.00 per share as a result of the Reverse Stock Split.

Due to the bundled nature of the Exchange Agreements transaction and that the PIPE Convertible Notes had not been exchanged as of June 30, 2025, the PIPE Convertible Notes remain outstanding and are classified as liabilities on the Company’s unaudited condensed consolidated balance sheet as of that date. The exchange of the PIPE Convertible Notes did not occur until July 21, 2025, and the associated issued Series A Preferred Stock and Series A Preferred Warrants are presented within equity as non-cash issuances, pending full settlement. See Note 13 – Stockholders’ Equity for the impact on the Company’s equity instruments.

NOTE 10 – RELATED PARTY NOTES AND LOANS PAYABLE

Related party notes payable consisted of the following:

	June 30,	December 31,
	2025	2024
Note payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	800,000	800,000
Note payable - Carver	92,500	111,000
Loan - Chris Jones	1,750,000	2,000,000
	3,292,500	3,561,000
Less current portion	(2,668,500)	(2,937,000)
Note payable long-term portion	$624,000	$624,000

Future maturities of related party notes and loan payables as of June 30, 2025:

2025	$2,668,500
2026	287,000
2027	337,000
Total	$3,292,500

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

The Company made interest-only payments of $27,624 and $24,713 during the six months ended June 30, 2025 and 2024, respectively. The principal balance of the notes was $650,000 at both June 30, 2025 and December 31, 2024.

McKettrick

In May 2019, the Company entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. If the annual installment is not paid within 10 days of the due date a late fee of 5% is charged. The principal balance of the note payable was $800,000 at both June 30, 2025 and December 31, 2024.

Carver

In January 2021, the Company entered into a $222,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in semi-annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. The Company made the required installments totaling $18,500 for the three months ended March 31, 2025. The principal balance of the note payable was $92,500 and $111,000 at June 30, 2025 and December 31, 2024, respectively.

Chris Jones

During the year ended December 31, 2024, the Company chief executive officer loaned the Company an aggregate of $2 million for operating expenses. The loaned amount has a zero interest rate and no stated maturity date. The Company made a $250,000 payment towards the loan during the three months ended June 30, 2025, however, the Company expects to pay back the loan in full. The principal balance of the loan payable was $1,750,000 and $2,000,000 at June 30, 2025 and December 31, 2024, respectively.

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

The line of credit is secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JPMorgan. The outstanding principal balance on the line of credit was $802,738 at June 30, 2025 and December 31, 2024.

Morgan Stanley

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which was secured by the marketable securities held in our brokerage account. The Company terminated the brokerage agreement during the year ended December 31, 2024, liquidated the vast majority of its investments and has $10,114 recorded in cash and cash equivalents on its unaudited condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

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

On April 21, 2025, the Company entered into agreements with the shareholders owed approximately $3.9 million in outstanding dividends notes payable, pursuant to which each shareholder converted all of their outstanding amounts payable into (i) 84,662 shares of the Company’s Class A common stock, with respect to approximately $1.3 million in principal and interest and (ii) 165,663 shares of the Company’s Class B common stock with respect to approximately $2.6 million in principal and interest.

Dividends declared, distributed, and accrued are as follows:

	June 30,	December 31,
	2025	2024
Accrued interest on dividends payable	$586,766	$515,677
Dividends payable	$118,362	$4,023,923

NOTE 13 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized preferred stock of 10,000,000 shares with a par value of $0.0001.

Series A Convertible Preferred Stock

On April 22, 2025, in connection with the signing of the Exchange Agreements, see Note 9 – PIPE Convertible Notes, the Company designated 50,000 shares of the Company’s authorized and unissued preferred stock as Series A Convertible Preferred Stock (Series A Preferred).

Each share of Series A Preferred has a stated value of $1,000 per share. The Series A, with respect to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company. The holders of Series A Preferred will be entitled to 10% per annum dividends, payable in cash or shares of Class A common stock, provided that if the shares of Class A common stock are utilized to pay the dividends then the dividend rate will be recalculated to 15%. The Series A Preferred have a conversion rate of $6.31 per share and convert into Class A common stock.

As of June 30, 2025 and December 31, 2024, there were 1,885 and 0 shares of Series A Preferred issued and outstanding.

Common Stock

Class A Common Stock

The Class A Common Stock has voting rights of 1 vote per share and votes as a single class together with the Class B Common Stock.

Class B Common Stock

The Class B Common stock has voting rights of 25 votes per share, and votes as a single class together with the Class A Common Stock.

Equity Transactions During the Period

Series A Convertible Preferred Stock

On April 22, 2025, in connection with the signing of the Exchange Agreements, see Note 9 – PIPE Convertible Notes, the Company issued an aggregate of 1,885 shares of Series A Convertible Preferred Stock with a fair value of $2,742 per share. See Note 15 – Fair Value Measurements for more information on the Company’s valuation methodology.

Class A Common Stock

During the three months ended June 30, 2025, the Company issued an aggregate of 31,160 shares of Class A Common Stock with a fair value of $50.00 per share to PIPE Convertible Note holders for conversion of an aggregate principal amount of $1,558,000 in PIPE Convertible Notes (See Note 9 – PIPE Convertible Notes).

During the three months ended June 30, 2025, the Company issued an aggregate of 111,148 shares of Class A Common Stock with fair values ranging from $8.80 - $12.17 per share to PIPE Convertible Note holders in lieu of cash for interest and make whole provisions (See Note 9 – PIPE Convertible Notes).

During the three months ended June 30, 2025, the Company issued an aggregate of 84,662 shares of Class A Common Stock with a fair value of $16.50 per share to dividend note payable holders in lieu of cash dividends (See Note 12 – Dividend notes payable).

Class B Common Stock

During the three months ended June 30, 2025, the Company issued an aggregate of 165,663 shares of Class B Common Stock with a fair value of $33.00 per share to dividend note payable holders in lieu of cash dividends (See Note 12 – Dividend notes payable).

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

Warrant Offerings

Series A Preferred Warrants

In applying the Black-Scholes option pricing model to the Series A Preferred Warrants, the Company used the following assumptions:

For the Three Months Ended June 30, 2025
Risk free interest rate	3.76%
Expected term (years)	2
Expected volatility	148%
Expected dividends	0%

During the three months ended June 30, 2025, in connection with the signing of the Exchange Agreements, see Note 9 – PIPE Convertible Notes, PIPE Warrant holders exchanged their outstanding 28,182 Series A Warrants and 31,000 Series B Warrants for Series A Preferred Warrants to purchase 37,033 shares of Series A Preferred Stock. The Series A Preferred Warrants are immediately vested, have an exercise price of $900, and have a grant date fair value of $482,701.

A summary of the Series A Warrant Activity during the six months ended June 30, 2025, is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2024	-	$-
Granted	37,033	900
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2025	37,033	$900	1.8	$-

Exercisable, June 30, 2025	37,033	$900	1.8	$-

Series A and Series B Warrant

A summary of the warrant activity during the six months ended June 30, 2025, is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2024	59,182	$571.50
Granted	-	-
Exercised	-	-
Forfeited	(59,182)	571.50
Outstanding, June 30, 2025	-	$-	-	$-

Exercisable, June 30, 2025	-	$-	-	$-

NOTE 14 – STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the fair value recognition of ASC 718.

2024 Stock Incentive Plan

The Company did not grant options during the three months June 30, 2025 or 2024.

Compensation-based stock option activity for qualified and unqualified stock options are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, December 31, 2024	22,620	$46.50
Granted	-	0
Exercised	-	0
Forfeited	-	0
Outstanding, June 30, 2025	22,620	$46.50	4.25	$-
Exercisable, June 30, 2025	22,070	$46.50	4.25	$-

The following table summarizes information about options to purchase shares of the Company’s Class A common stock outstanding and exercisable at June 30, 2025:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$46.50	22,620	4.25	22,070
	22,620		22,070

Total compensation expense related to options was $3,342 and $6,684 for the three and six months ended June 30, 2025. As of June 30, 2025, there was future compensation cost of $4,456 with a weighted average recognition period of 0.50 years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $5.72 as of June 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended	Unrecognized at	Weighted Average Remaining Amortization
	June 30, 2025	June 30, 2025	Period (Years)
General and administrative	$3,342	$4,456	0.50
Total	$3,342	$4,456	0.50

	For the Six Months Ended	Unrecognized at	Weighted Average Remaining Amortization
	June 30, 2025	June 30, 2025	Period (Years)
General and administrative	$6,684	$4,456	0.50
Total	$6,684	$4,456	0.50

NOTE 15 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the six months ended June 30, 2025, due to their short-term nature.

On April 22, 2025, the Company entered into a bundled non-cash transaction in which it issued 1,885 shares of Series A Preferred Stock (Series A Preferred) and warrants (Series A Preferred Warrants) to purchase 37,033 shares of Series A Preferred Stock in anticipation of a future exchange for the outstanding PIPE Convertible Notes and previously issued Series A and Series B Warrants (see Note 9 – PIPE Convertible Notes). The fair value for the Series A Preferred Stock was determined based on the contractual conversion terms into common stock and the quoted price of the Company’s common stock on the date of issuance, in accordance with ASC 820. The Series A Preferred Warrants were valued using the Black-Scholes Model, including the market price of the Company’s common stock, expected volatility, expected term, and the risk-free interest rate. The Series A Preferred and Series A Warrants were measured using Level 2 inputs given the absence of an active market for the Series A Preferred, specifically the quoted market price of the Company’s common stock and the number of common shares contractually receivable upon conversion.

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2025	December 31, 2024
Fair Value Level 1	Cash Equivalents	Cash Equivalents
Money market funds	$10,114	$10,114
Total debt investments	$10,114	$10,114

Fair Value Level 2	Series A Preferred Stock	Series A Preferred Warrants	Series A Preferred Stock	Series A Preferred Warrants
Non-recurring fair value	$5,168,609	$482,701	$—	$-
Total non-recurring fair value	$5,168,609	$482,701	$—	$-

NOTE 16 – LEASES

The Company is party to two leases: (i) office space in Centerville, Utah (the “Centerville Lease”) and (ii) a warehouse in North Salt Lake City, Utah (the “SLC Lease”). The Centerville lease is scheduled to expire in May 2028 and the SLC Lease is scheduled to expire in November 2025. There were no material changes to the Company’s lease arrangements during the six months ended June 30, 2025. Additional information regarding the Company’s lease arrangements is included in Note 20 – Leases the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at lease inception point. The weighted average incremental borrowing rate applied was 8.39%. As of June 30, 2025, the Company’s leases had a remaining weighted average term of 1.90 years.

The following table presents net lease cost and other supplemental lease information:

	June 30,	December 31,
	2025	2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$214,995	$403,109
Net lease costs	$214,995	$403,109

Operating lease - operating cash flows (fixed payments)	$214,995	$403,109
Operating lease - operating cash flows (liability reduction)	$189,689	$334,254
Non-current leases - right-of-use assets	$455,925	$634,269
Current liabilities - operating lease liabilities	$228,536	$363,102
Non-current liabilities - operating lease liabilities	$250,002	$305,125

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2025, are as follows:

Fiscal Year	Operating Leases
2025	$191,995
2026	140,163
2027	144,227
2028	60,809
Total future minimum lease payments	$537,194
Amount representing interest	(58,656)
Present value of net future minimum lease payments	$478,538

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

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting, contract labor, personnel, business development, royalty, and marketing expenses:

	For The Three Months Ended June 30,
	2025	2024
Consulting expenses	$1,023,090	$645,711
Contract labor	(177,105)	258,971
Personnel expenses	1,006,210	1,339,494
Business development expenses	27,127	185,243
Royalty expenses	138,695	223,150
Marketing expenses	222,877	108,907
Other expenses*	1,541,037	596,517
Total operating expenses	$3,781,931	$3,357,993

*	Other expenses is materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

	For The Six Months Ended June 30,
	2025	2024
Consulting expenses	$1,657,071	$1,055,815
Contract labor	436,235	481,179
Personnel expenses	2,953,026	2,958,881
Business development expenses	146,737	449,087
Royalty expenses	364,015	553,038
Marketing expenses	557,255	220,396
Other expenses*	2,564,847	1,636,281
Total operating expenses	$8,679,186	$7,354,677

*	Other expenses is materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

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

NOTE 19 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2025 and December 31, 2024, the Company had approximately $8,904,000 and $9,662,000, respectively, in excess of the FDIC insured limit.

NOTE 20 – SUBSEQUENT EVENTS

PIPE Convertible Notes and Issuance of Series A Preferred Stock

On July 21, 2025, in connection with the Exchange Agreements dated April 22, 2025, (i) holders of the Company’s PIPE Convertible Notes agreed to waive the remaining closing condition to the Note Exchange, and the exchange was consummated. PIPE Convertible Notes with an aggregate principal amount of $3,938,311 (representing 100% of the remaining PIPE Convertible Notes) were exchanged for 3,938 shares of the Company’s Series A Preferred Stock and (ii) the Company agreed to extend the expiration date of the Series A Preferred Warrants held by such holders by two years.

On July 21, 2025, a holder of Series A Preferred Warrants to purchase 18,333 shares of Series A Preferred Stock partially exercised its warrants for cash proceeds of approximately $5.0 million and was issued 5,555 shares of Series A Preferred Stock.

Issuance of Common Stock

Subsequent to June 30, 2025, the Company issued an aggregate of 373,308 shares of Class A common stock with fair values ranging from $4.13 - $6.31 per share to Series A Preferred Stockholders in connection with the conversion of outstanding Series A Preferred Stock, accrued interest, and make-good provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

The following discussion highlights the current operating environment and summarizes the financial position of Trugolf Holdings, Inc. and its subsidiaries as of June 30, 2025, and should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

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

On March 31, 2023, we entered into an Agreement and Plan Of Merger (the “Merger Agreement”) with TruGolf Nevada, DMAQ Merger Sub Inc. (“Merger Sub”), a Nevada corporation and our wholly-owned subsidiary, Bright Vision Sponsor LLC, a Delaware limited liability company, in the capacity as representative for our stockholders at the time of the Merger Agreement, Christopher Jones, an individual, in the capacity as TruGolf Nevada’s representative, and TruGolf Nevada (together, the “Merger Parties”). On July 21, 2023, the Merger Parties entered into an Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”), pursuant to which the Merger Agreement was amended and restated to provide, among other things, that (i) contingent earnout shares will be issued after the Closing, if and when earned, upon the Company meeting the milestones specified in the Restated Merger Agreement, rather than being issued at the closing of the merger and being placed into escrow subject to potential forfeiture; and (ii) the share price of the Company’s common stock used in the calculation of the number of shares to be issued to the Sellers as merger consideration shall be $10.00, as opposed to the price at which the Company redeems the shares of common stock held by its public stockholders in connection with the closing of this business combination.

On January 31, 2024, we consummated the business combination (the “Closing”). As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) Merger Sub merged with and into TruGolf Nevada, with TruGolf Nevada surviving the Merger as a wholly-owned subsidiary of TruGolf, and (ii) TruGolf’s name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. TruGolf’s Class A common stock commenced trading on the Nasdaq Global Market LLC under the ticker “TRUG” on February 1, 2024.

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

Reverse Stock Split

On June 23, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and restated Certificate of Incorporation with the Secretary of the State of Delaware to effect a 1-for-50 reverse stock split of the Class A and Class B shares of the Company’s issued and outstanding common stock, effective as of 12:01 a.m. Eastern Time on June 23, 2025 (the “Reverse Stock Split”) and began trading on a Reverse Stock Split-adjusted basis on Nasdaq on June 23, 2025. As a result of the Reverse Stock Split, the number of Class A common shares outstanding was reduced from 40,532,150 to 810,617 and the number of Class B common shares outstanding was reduced from 10,000,000 to 200,000, and the number of authorized shares of common stock remained unchanged. All share amounts have been retroactively adjusted for the Reverse Stock Split.

Revenue

The Company derives our revenue through the sales of our golf simulators, perpetual software licenses, content software subscriptions, and franchising.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Our financial results for the six months ended June 30, 2025 are summarized as follows in comparison to the six months ended June 30, 2024.

	2025	2024	Variance
Revenue, net	$9,700,094	$8,885,185	$814,909
Cost of revenue	4,125,158	3,259,234	865,924
Total gross profit	5,574,936	5,625,951	(51,015)

Operating Expenses:
Royalties	364,015	553,038	(189,023)
Salaries, wages and benefits	2,953,026	2,958,881	(5,885)
Selling, general and administrative	5,362,145	3,842,758	1,519,387
Operating loss	(3,104,250)	(1,728,726)	(1,375,524)
Other income (expenses)	(2,887,542)	(1,142,466)	(1,745,076)
Loss before income taxes	$(5,991,792)	$(2,871,192)	$(3,120,600)

Revenues

Revenues increased by $814,909, or 9%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase is primarily attributable to the increase of our product acceptance and greater penetration in the industry market.

Cost of Revenues

Cost of revenues increased by $865,924, or 27%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase is primarily attributable to an increase in inventory adjustments of $170,982 and an increase in costs related to the Company’s TruTrack product of approximately $830,541.

Operating Expenses

Total operating expenses increased by $1,324,509, or 18%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Selling, general and administrative expenses increased by $1,519,387, or 40%, due primarily to an increase in amortization expense related to capitalized software of $296,138, an increase in marketing expense of $336,859, and an increase in professional fees of $601,256.

Other Income (Expenses)

Other income (expenses) increased by $1,745,076, or 153%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase is primarily attributable to interest expense, amortization expense of the PIPE Convertible Notes debt discount, the write-off of remaining debt discounts upon the conversion of related to the PIPE Convertible Notes, and the make-good interest expense upon the conversion of related PIPE Convertible Notes.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Our financial results for the three months ended June 30, 2025 are summarized as follows in comparison to the three months ended June 30, 2024.

	2025	2024	Variance
Revenue, net	$4,310,864	$3,873,163	$437,701
Cost of revenue	2,398,959	1,300,212	1,098,747
Total gross profit	1,911,905	2,572,951	(661,046)

Operating Expenses:
Royalties	138,695	223,150	(84,455)
Salaries, wages and benefits	1,006,210	1,117,287	(111,077)
Selling, general and administrative	2,637,026	2,017,556	619,470
Operating loss	(1,870,026)	(785,042)	(1,084,984)
Other income (expenses)	(1,451,444)	(784,287)	(667,157)
Loss before income taxes	$(3,321,470)	$(1,569,329)	$(1,752,141)

Revenues

Revenues increased by $437,701, or 11%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase is primarily attributable to the increase of our product acceptance and greater penetration in the industry market.

Cost of Revenues

Cost of revenues increased by $1,098,747, or 85%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase is primarily attributable to an increase in inventory adjustments of $248,624 and an increase in costs related to the Company’s TruTrack product of approximately $739,425.

Operating Expenses

Total operating expenses increased by $423,938, or 13%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Selling, general and administrative expenses increased by $619,470, or 31%, due primarily to an increase in marketing of $113,970, an increase in professional fees of $377,379, and an increase in amortization expense related to capitalized software of $130,169. This was offset by a decrease in salaries, wages and benefits of $111,077, or 10%, due primarily to an increase in salaries being capitalized for time spent on developing new versions of the Company’s platform software.

Other Income (Expenses)

Other income (expenses) increased by $667,157, or 85%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase is primarily attributable to interest expense, amortization expense of the PIPE Convertible Notes debt discount, the write-off of remaining debt discounts upon the conversion of related to the PIPE Convertible Notes, and the make-good interest expense upon the conversion of related PIPE Convertible Notes.

Liquidity and Capital Resources

As of June 30, 2025, we had cash on hand of $10,159,359 and a working capital surplus of $6,554,656, as compared to cash on hand of $10,882,077 and a working capital deficiency of $982,237 as of December 31, 2024. The increase in working capital surplus is primarily attributable to the recognition of the $5,651,310 current asset related to the fair value of Series A Preferred Stock and related Series A warrants issued in connection with the bundled PIPE Exchange Agreement transaction. These instruments are classified as current assets because they are expected to be used in the settlement of outstanding obligations within the next twelve months. The fair value was determined at the time of issuance based on the observable market price of the Company’s common stock and the contractual conversion provisions of the Series A Preferred Stock.

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

Working Capital

	June 30,	December 31,
	2025	2024
Current assets	$20,985,256	$14,792,931
Current liabilities	18,165,590	15,775,168
Working capital surplus (deficiency)	$2,819,666	$(982,237)

The increase in current assets is primarily due to the recording of the $5,651,310 asset related to the fair value of Series A Preferred Stock and Series A Warrants as noted above. The increase in current liabilities is primarily due to the reclass of $3,734,900 in PIPE Convertible Notes from non-current liabilities to current liabilities as a result of the PIPE Convertible Notes being extinguished on July 21, 2025 as part of the April 22, 2025 PIPE Exchange Agreements.

Cash Flows

	For the Six Months Ended June 30,
	2025	2024
Cash Flows:
Net cash provided by (used in) operating activities	$(1,354,546)	$2,615,975
Net cash used in investing activities	$(1,614,778)	$(1,433,513)
Net cash provided by financing activities	$2,246,572	$71,246

Operating Activities

Net cash used in operating activities was $1,354,546 for the six months ended June 30, 2025, which was primarily due to the net loss of $5,991,792 and an increase in accounts receivable, net of $861,552, which was partially offset by non-cash expenses of $3,201,997, an increase in deferred revenue of $1,896,218, and an increase in accrued and other current liabilities of $773,570.

Net cash provided by operating activities was $2,615,975 for the six months ended June 30, 2024, which was primarily due to the net loss of $2,871,192 which was offset by the liquidation of the marketable securities account of $2,478,953 and an increase in accounts payable of $1,149,909, an increase in deferred revenue of $1,274,900, and an increase in accrued interest payable of $785,306. The change in the remaining operating assets and liabilities was $567,271 and non-cash expenses of $365,370.

Investing Activities

Net cash used in investing activities was $1,614,778 for the six months ended June 30, 2025, which was the result of an increase in capitalized software of $1,568,778 and the purchase of equipment of $45,966.

Net cash used in investing activities was $1,433,513 for the six months ended June 30, 2024, which was the result of an increase in capitalized software of $1,433,438.

Financing Activities

Net cash provided by financing activities was $2,246,572 for the six months ended June 30, 2025, which was primarily due to $2,520,000 of net proceeds from PIPE Convertible Notes.

Net cash provided by financing activities was $71,246 for the six months ended June 30, 2024, the Company received net proceeds from the Merger of $2,325,315, received net proceeds from PIPE Convertible Notes of $4,185,000, paid off the variable rate line of credit of $1,980,937 and made debt payments of $268,500.

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

Material Weaknesses in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2025 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our second quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2024 Annual Report.

We have in the past failed to maintain compliance with all applicable continued listing requirements of the Nasdaq Stock Market, and if we fail to maintain compliance with all applicable continued listing requirements of the Nasdaq Capital Market in the future, we will not be afforded traditional cure periods under Nasdaq rules and our Class A common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

On August 19, 2024, we received a delist notice from the Staff of Nasdaq notifying us that the listing of our Class A common stock was not in compliance with the minimum market value of publicly held securities requirement and the minimum shareholders’ equity requirement set forth in Nasdaq Listing Rules. On November 5, 2024, we received a delist notice from the Staff of Nasdaq notifying us that the listing of our Class A common stock was not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rules.

We requested a hearing before a Nasdaq hearing panel (the “Panel”) to present a plan to regain compliance with all the continued listing requirements of Nasdaq and such hearing was held May 15, 2025. On May 30, 2025, the Panel provided us an exception with various milestones to regain compliance, including with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) until July 8, 2025 and the minimum shareholders’ equity requirement until July 30, 2025. In addition, the Panel directed that the listing of our Class A common stock be transferred to the Nasdaq Capital Market, effective at the open of business on June 3, 2025.

On July 17, 2025, the Staff confirmed that we had regained compliance with the Bid Price Rule as required by the Panel’s decision. On August 1, 2025, we received a letter from Nasdaq notifying us that we had demonstrated compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Panel’s decision, and, following our phase down to the Nasdaq Capital Market on June 3, 2025, we demonstrated compliance with the minimum market value of publicly held securities required by Nasdaq Listing Rule 5550(a)(5).

Pursuant to the letter, in application of Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Equity Rule, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a delist determination letter and we will have an opportunity to request a new hearing.

Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and general investors that will consider investing in our common stock, a reduction in the number of market makers in our common stock, a reduction in the availability of information concerning the trading prices and volume of our common stock, a reduction in the number of broker-dealers willing to execute trades in shares of our common stock or interest in business development opportunities. Further, we would likely become a “penny stock”, which would make trading of our common stock more difficult.

The conversion of our outstanding Series A Preferred Stock, or any additional shares of Series A PreferredStock we issue in the future upon the exercise of the Series A Preferred Warrants, into Class A common stock will dilute the ownership interest of our stockholders.

Our Series A Preferred Stock provide that if, while the Series A Preferred Stock are outstanding, we sell any Class A common stock and/or Class A common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the conversion price of the Series A Preferred Stock in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series A Preferred Stock then in effect will be reduced to an amount equal to the new issuance price, and, the number of shares issuable upon conversion of the Series A Preferred Stock will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price provided for in the Series A Preferred Stock. In addition, if on any six month anniversary after the date the Series A Preferred Stock are issued (each, a “Reset Date”), the conversion price then in effect is greater than the closing price of the Class A common stock as of such applicable Reset Date (each, a “Reset Price”), immediately after the close of trading on such applicable Reset Date the conversion price shall automatically lower to the Reset Price. Finally, if at any time on or after the date of issuance there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Class A common stock, the conversion price shall be reduced to 120% of the quotient determined by dividing (x) the sum of the volume weighted average price of the Class A common stock for each of the five trading days with the lowest volume weighted average price of the Class A common stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the sixteenth trading day after such event date, divided by (y) five. If the conversion price of the Series A Preferred Stock decreases, the number of shares underlying the Series A Preferred Stock will increase, which would materially dilute the ownership of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by us on our Current Report on Form 8-K, during the period covered by this Quarterly Report on Form 10-Q, the Company did not sell any unregistered securities.

During the three months ended June 30, 2025, the Company issued an aggregate of 225,970 shares of Class A common stock with a fair value ranging from $8.80 - $50.00 per share pursuant to the conversion of $1,558,000 in principal and $1,082,194 in make whole interest related to the conversion of PIPE Convertible Notes and approximately $1,300,000 in principal related to the conversion of dividend notes payable.

During the three months ended June 30, 2025, the Company issued an aggregate of 165,663 shares of Class B common stock with a fair value of $33.00 per share pursuant to the conversion of approximately $2,600,000 in principal related to the conversion of dividend nots payable.

The transactions described above were undertaken in reliance upon the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 22, 2025, the Company issued 1,885 shares of its Series A Preferred Stock, and Series A Preferred Warrants to purchase 37,033 shares of Series A Preferred Stock in connection with a bundled transaction involving the future settlement of outstanding PIPE Convertible Notes, and no cash proceeds were received by the Company. The Series A Preferred Stock and Series A Preferred Warrants were issued in reliance on the exemption from registration by Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “no-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amendment to Third Amended and Restated Certificate of Incorporation of TruGolf Holdings, Inc. dated June 2, 2025	8-K	3.1	6/3/25
3.2	Amendment to Amended and Restated Certificate of Incorporation of TruGolf Holdings, Inc. dated June 17, 2025	8-K	3.1	6/24/25
10.1	Form of January Waiver, dated as of January 16, 2025	8-K	10.1	1/16/25
10.2	Form of Exchange Agreement	8-K	10.1	4/23/25
10.3	Form of Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock	8-K	10.2	4/23/25
10.4	Form of Warrant to Purchase Series A Convertible Preferred Stock	8-K	10.3	4/23/25
10.5	Form of Registration Rights Agreement	8-K	10.4	4/23/25
10.6	Form of Equity Purchase Facility Agreement	8-K	10.1	5/15/25
10.7	Form of Registration Rights Agreement	8-K	10.2	5/15/25
10.8	Form of Amendment and Waiver Agreement, dated as of May 28, 2025	8-K	10.1	5/29/25
10.9	Form of Waiver Agreement with Convertible Note holders	8-K	10.4	7/22/25
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Taxonomy Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)

Date:	August 19, 2025

