Form 10-Q
period 2025-09-30
TruGolf Holdings, Inc.
filed 2025-11-14
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 13, 2025, the latest practicable date, 2,386,402 shares of Class A common stock and 200,000 shares of Class B common stock outstanding.

TRUGOLF HOLDINGS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,435,121	$8,782,077
Restricted cash	2,100,000	2,100,000
Accounts receivable, net	2,246,756	1,399,153
Inventory, net	2,675,839	2,349,345
Prepaid expenses and other current assets	701,123	116,619
Other current assets	-	45,737
Total Current Assets	19,158,839	14,792,931

Property and equipment, net	246,349	143,852
Capitalized software development costs, net	3,183,751	1,540,121
Right-of-use assets	364,253	634,269
Other long-term assets	31,023	31,023

Total Assets	$22,984,215	$17,142,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,813,124	$2,819,702
Deferred revenue	6,186,620	3,113,010
Notes payable, current portion	10,573	10,001
Notes payable to related parties, current portion	2,668,500	2,937,000
Line of credit, bank	802,738	802,738
Dividend notes payable	118,362	4,023,923
Accrued interest	600,233	661,376
Accrued and other current liabilities	1,594,330	999,307
Accrued and other current liabilities - assumed in Merger	45,008	45,008
Lease liability, current portion	159,834	363,102
Total Current Liabilities	14,999,322	15,775,167

Non-current Liabilities:
Notes payable, net of current portion	1,716	9,732
Note payables to related parties, net of current portion	505,500	624,000
PIPE loan payable, net	-	4,068,953
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	220,551	305,125

Total Liabilities	16,727,089	21,782,977

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10 million shares authorized
Series A Convertible Preferred Stock, $0.0001 par value per share; authorized - 50,000 shares; 8,189 and 0 shares issued and outstanding, respectively. Liquidation preference of $3,140,519 as of September 30, 2025.	1	-
Common stock, $0.0001 par value, 660,000,000 shares authorized:
Common stock - Series A, $0.0001 par value, 650 million shares authorized;1,894,519 and 522,411 shares issued and outstanding, respectively	189	52
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 200,000 and 34,337 shares issued and outstanding, respectively	20	3
Treasury stock at cost, 94 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	45,111,416	18,551,660
Accumulated deficit	(36,817,500)	(21,155,496)

Total Stockholders’ Equity (Deficit)	6,257,126	(4,640,781)

Total Liabilities and Stockholders’ Equity (Deficit)	$22,984,215	$17,142,196

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue, net	$4,105,965	$6,236,795	$13,806,059	$15,121,980
Cost of revenue	1,258,628	1,924,093	5,383,786	5,183,328
Total gross profit	2,847,337	4,312,702	8,422,273	9,938,652

Operating expenses:
Royalties	56,465	166,631	420,480	719,668
Salaries, wages and benefits	564,624	1,695,678	3,517,650	4,654,560
Selling, general and administrative	3,339,742	1,578,112	8,701,887	5,420,872
Total operating expenses	3,960,831	3,440,421	12,640,017	10,795,100

Loss from operations	(1,113,494)	872,281	(4,217,744)	(856,448)

Other (expenses) income:
Interest income	78,725	38,592	198,151	105,800
Interest expense	(108,315)	(971,048)	(3,115,883)	(2,176,810)
Loss on extinguishment of debt	(6,135,160)	-	(6,135,160)	-
Loss on investment	-	-	-	(3,912)
Other income	-	-	600	-
Total other expense	(6,164,750)	(932,456)	(9,052,292)	(2,074,922)

Loss from operations before provision for income taxes	(7,278,244)	(60,175)	(13,270,036)	(2,931,370)

Provision for income taxes	-	-	-	-
Net loss	$(7,278,244)	$(60,175)	$(13,270,036)	$(2,931,370)

Net loss per common share Series A - basic and diluted	$(4.87)	$(0.00)	$(13.36)	$(0.28)

Weighted average shares outstanding - basic and diluted	1,495,411	13,380,737	993,182	10,550,277

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

										Accumulated
	Series A								Additional	Other
	Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Total

Balance at December 31, 2023	-	$-	13,098	$120	-	$-	(94)	$(2,037,000)	$10,479,738	$(1,662)	$(12,358,924)	$(3,917,728)

Realized gain in fair value of short-term investments	-	-	-	-	-	-	-	-	-	1,662	-	1,662
Common stock exchanged in Merger	-	-	(13,098)	(120)	-	-	-	-	(3,854,573)	-	-	(3,854,693)
Issuance of common stock - Series A exchanged in Merger	-	-	230,765	23	-	-	-	-	(23)	-	-	-
Issuance of common stock - Series B issued in Merger	-	-	-	-	34,337	3	-	-	(3)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,301,864)	(1,301,864)
Balance as of March 31, 2024	-	$-	230,765	$23	34,337	$3	(94)	$(2,037,000)	$6,625,139	$-	$(13,660,788)	$(9,072,623)

Revaluation of costs of Merger	-	-	-	-	-	-	-	-	135,000	-	(1,152)	133,848
Net loss	-	-	-	-	-	-	-	-	-	-	(1,569,329)	(1,569,329)
Balance as of June 30, 2024	-	$-	230,765	$23	34,337	$3	(94)	$(2,037,000)	$6,760,139	$-	$(15,231,269)	$(10,508,104)

Common stock issued for interest	-	-	6,995	1	-	-	-	-	(341,694)		(3)	(341,696)
Net loss	-	-	-	-	-	-	-	-	-	-	(60,175)	(60,175)
Balance as of September 30, 2024	-	$-	237,760	$24	34,337	$3	(94)	$(2,037,000)	$6,418,445	$-	$(15,291,447)	$(10,909,975)

Balance at December 31, 2024	-	$-	522,411	$52	34,337	$3	(94)	$(2,037,000)	$18,551,660	$-	$(21,155,496)	$(4,640,781)

Issuance of common stock for PIPE interest and make good	-	-	48,048	5	-	-	-	-	1,087,508	-	-	1,087,513
Issuance of common stock for conversion of PIPE notes	-	-	13,240	1	-	-	-	-	1,654,999	-	-	1,655,000
Stock-based compensation
- options	-	-	-	-	-	-	-	-	3,341	-	-	3,341
Net loss	-	-	-	-	-	-	-	-	-	-	(2,670,322)	(2,670,322)
Balance as of March 31, 2025	-	$-	583,699	$58	34,337	$3	(94)	$(2,037,000)	$21,297,508	$-	$(23,825,818)	$(4,565,249)

Issuance of common stock for PIPE interest and make good	-	-	111,148	11	-	-	-	-	1,082,183	-	-	1,082,194
Issuance of common stock for conversion of PIPE notes	-	-	31,160	3	-	-	-	-	1,557,997	-	-	1,558,000
Issuance of common stock for conversion of dividend note payable	-	-	84,662	8	165,663	17	-	-	3,905,536	-	-	3,905,561
Reverse stock split adjustment	-	-	(52)	-	-	-	-	-	-	-	-	-
Stock-based compensation
- options	-	-	-	-	-	-	-	-	3,342	-	-	3,342
Issuance of Series A Preferred and associated warrants	1,885	-	-	-	-	-	-	-	5,651,310	-	-	5,651,310
Net loss	-	-	-	-	-	-	-	-	-	-	(3,321,470)	(3,321,470)
Balance as of June 30, 2025	1,885	$-	810,617	$80	200,000	$20	(94)	$(2,037,000)	$33,497,876	$-	$(27,147,288)	$4,313,688

Issuance of Series A Preferred	3,938	-	-	-	-	-	-	-	4,218,840	-	-	4,218,840
Issuance of Series A Preferred for conversion of warrants	5,555	1	-	-	-	-	-	-	4,999,499	-	-	4,999,500
Issuance of common stock for conversion of Series A Preferred	(3,189)	-	505,434	51	-	-	-	-	(51)	-	-	-
Issuance of common stock for conversion of Series A Preferred dividends	-	-	578,468	58	-	-	-	-	2,391,910	-	(2,391,968)	-
Stock-based compensation
- options	-	-	-	-	-	-	-	-	3,342	-	-	3,342
Net loss	-	-	-	-	-	-	-	-	-	-	(7,278,244)	(7,278,244)
Balance as of September 30, 2025	8,189	$1	1,894,519	$189	200,000	$20	(94)	$(2,037,000)	$45,111,416	$-	$(36,817,500)	$6,257,126

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net loss	$(13,270,036)	$(2,931,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	747,473	331,728
Amortization of convertible notes discount	359,037	47,447
Amortization of right-of-use asset	270,016	251,612
Bad debt expense	74,818	-
Change in OCI	-	1,662
Loss on extinguishment of debt	6,135,160	-
Stock issued for make good provisions on debt conversion	2,169,707	-
Stock options issued to employees	10,025	-
Stock issued for interest	-	341,696
Changes in operating assets and liabilities:
Accounts receivable, net	(922,416)	(2,143,225)
Inventory, net	(326,494)	(205,146)
Prepaid expenses	(584,504)	163,101
Other current assets	45,737	2,478,953
Accounts payable	(6,579)	228,437
Deferred revenue	3,073,610	3,470,881
Accrued interest payable	(61,143)	1,208,014
Accrued and other current liabilities	595,020	75,576
Other liabilities	-	(1,148)
Lease liability	(287,842)	(246,437)
Net cash provided by (used in) operating activities	(1,978,411)	3,071,781

Cash flows from investing activities:
Purchases of property and equipment	(98,004)	-
Capitalized software, net	(2,395,596)	(1,967,418)
Reduction in long term assets	-	(115)
Net cash used in investing activities	(2,493,600)	(1,967,533)

Cash flows from financing activities:
Proceeds from PIPE loans, net of discount	2,520,000	4,185,000
Proceeds from exercise of Series A Preferred warrants	4,999,500	-
Proceeds from notes payable - related party	-	1,000,000
Cash acquired in Merger	-	103,818
Costs of Merger paid from PIPE loan	-	(1,947,787)
Repayments of line of credit	-	(1,980,937)
Repayments of liabilities assumed in Merger	-	(15,716)
Repayments of notes payable	(7,445)	(7,005)
Repayments of notes payable - related party	(387,000)	(287,000)
Repayment of notes payable assumed in Merger	-	(100,000)
Net cash provided by financing activities	7,125,055	950,373

Net change in cash , cash equivalents and restricted cash	2,653,044	2,054,621

Cash, cash equivalents and restricted cash - beginning of year	10,882,077	5,397,564

Cash, cash equivalents and restricted cash - end of year	$13,535,121	$7,452,185

Supplemental cash flow information:
Cash paid for:
Interest	$108,993	$548,041
Income taxes	$-	$-
Non-cash investing and financing activities:
PIPE note principal converted to Class A Common Stock	$3,213,000	$-
Dividend note principal converted to Class A and Class B Common Stock	$3,905,561	$-
Exchange of PIPE Notes and Series A and B Warrants for Series A Convertible Preferred Stock and Warrants for Series A Convertible Preferred Stock	$5,651,310	$-
Series A Convertible Preferred Stock issued in exchange of PIPE Notes	$4,558,841	$-
Series A Convertible Preferred Stock dividends converted to Class A Common Stock	$2,391,968	$-
Notes payable assumed in Merger	$-	$1,565,000
Accrued liabilities assumed in Merger	$-	$310,724
Remeasurement of common stock exchanged/issued in Merger	$-	$(1,875,724)

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2025, the Company has an accumulated deficit of approximately $36.8 million and working capital surplus of approximately $4.2 million. For the three and nine months ended September 30, 2025, the Company had a loss from operations of approximately $1.1 million and $4.2 million, respectively, and negative cash flows from operations of approximately $2 million. Although the Company is showing positive revenue growth and gross profit trends, the Company expects to incur further losses through the end of 2025.

To date the Company has been funding operations primarily through the reinvestment of free cash flows generated from its business operations, sale of equity in private placements, convertible debt instruments and revenues generated by the Company’s services. During the nine months ended September 30, 2025, the Company received $2.5 million in proceeds from the issuance of convertible notes (the “PIPE Convertible Notes”), net of $280,000 in original issue discounts, from a PIPE Convertible Note and $4,999,500 in proceeds from the exercise of Series A Preferred warrants.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the entire year. The significant accounting policies used in preparing these unaudited condensed consolidated are consistent with those described in the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2024, except as disclosed below. These unaudited financial statements and related should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Reclassifications

Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 to conform to the unaudited condensed consolidated financial statement presentation for the three and nine months ended September 30, 2025. These reclassifications had no effect on net loss or cash flows as previously reported.

Revenue Recognition

Remaining Performance Obligations

As of September 30, 2025, approximately $6.2 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize 100% of this revenue over the next 12 months.

Disaggregated Revenue

	Three Months Ended September 30,
	2025	2024
Revenues:
Golf Simulators(1)	$2,595,761	$4,873,839
Content Software Subscriptions	720,981	1,304,287
Franchise Revenue	150,000	-
Other(2)	639,223	58,669
Total net revenue	$4,105,965	$6,236,795

(1)	Includes items such as hardware and proprietary perpetual licenses
(2)	Includes items such as shipping income and installation income

	Nine Months Ended September 30,
	2025	2024
Revenues:
Golf Simulators(1)	$9,394,232	$9,431,222
Content Software Subscriptions	2,222,129	5,584,982
Franchise Revenue	225,000	-
Other(2)	1,964,698	105,776
Total net revenue	$13,806,059	$15,121,980

(1)	Includes items such as hardware and proprietary perpetual licenses
(2)	Includes items such as shipping income and installation income

NOTE 3 – EARNINGS PER SHARE BASIC AND DILUTED

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase Common Stock	22,620	-	22,620	-
PIPE Convertible Notes(1)	-	134,000	-	134,000
Series A Preferred Shares	1,321,507	-	1,321,507	-
Common Stock - Series A Preferred Warrants	4,989	-	4,989	-
Common Stock - Series A Warrants	-	28,182	-	28,182
Common Stock - Series B warrants	-	77,500	-	77,500
Earnout shares	90,000	90,000	90,000	90,000
Underwriter warrants	12,650	12,650	12,650	12,650
Totals	1,451,766	342,332	1,451,766	342,332

(1)	Does not include shares for interest or make-whole amounts as the number of shares is undeterminable since the calculation is based on variable floating factors.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable and allowance for credit losses consisted of the following:

	September 30,	December 31,
	2025	2024
Trade accounts receivable	$3,683,465	$2,870,021
Other	41,291	-
	3,724,756	2,870,021
Less allowance for credit losses	(1,478,000)	(1,470,868)
Total accounts receivable, net	$2,246,756	$1,399,153

NOTE 5 – INVENTORY, NET

The following summarizes inventory:

	September 30,	December 31,
	2025	2024
Inventory - raw materials	$3,124,199	$2,797,705
Less reserve allowance for obsolescence	(448,360)	(448,360)
Inventory, net	$2,675,839	$2,349,345

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment:

	September 30,	December 31,
	2025	2024
Software and computer equipment	$865,381	$795,369
Furniture and fixtures	258,875	230,883
Vehicles	59,545	59,545
Equipment	15,873	15,873
	1,199,674	1,101,670
Less accumulated depreciation	(953,325)	(957,818)
Total property and equipment, net	$246,349	$143,852

The Company recorded depreciation expense was $14,670 and $7,469 and $42,258 and $42,753 for the three and nine months ended September 30, 2025 and 2024, respectively.

The following summarizes capitalized software development costs as of September 30, 2025 and December 31, 2024:

Capitalized software, net - beginning balance, December 31, 2024	$1,540,121
Capitalized software development costs - 2025	2,395,596
Less accumulated amortization	(751,966)
$3,183,751

The Company recorded amortization of capitalized software costs of $317,912 and $163,952, and $751,966 and $279,001 for the three and nine months ended September 30, 2025 and 2024, respectively.

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following amounts:

	September 30,	December 31,
	2025	2024
Accrued payroll	$-	$108,945
Credit cards	259,594	55,180
Warranty reserve	140,000	140,000
Sales tax payable	-	105,563
Other accrued liabilities	1,194,736	589,619
Total accrued and other current liabilities	$1,594,330	$999,307

Accrued liabilities and other current liabilities assumed in Merger:

Accrued tax payable	$45,008
Total accrued and other current liabilities assumed in Merger	$45,008

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2025	2024
Note payable - Ethos Management Inc.	$-	$-
Note payable - Mercedez-Benz	12,289	19,733
	12,289	19,733
Less current portion	(10,573)	(10,001)
Note payable long-term portion	$1,716	$9,732

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

The Ethos Loan stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of the loan agreement. In August 2023, Ethos informed the Company that unrelated to the Company, Ethos was undergoing a routine audit of its portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. In February 2024, due to the lack of additional fundings and in accordance with the terms of the Ethos Loan, the Company sent Ethos a notice of termination for materially breaching the Ethos Loan agreement. Based on the termination for default clause in the Ethos Loan, the Company was entitled to retain all funds disbursed by Ethos and Ethos must release the Deposit Collateral. At the date of the Ethos Loan termination the principal and accrued interest owed on the Ethos Loan was $2,383,059 and $81,560, respectively. As a result of the Ethos Loan termination, the outstanding principal and accrued interest was offset by the Deposit Collateral leaving $589,619, which is included in Accrued and other current liabilities on the unaudited condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively (See Note 7 – Accrued and Other Current Liabilities).

Mercedes-Benz

In November 2020, the Company entered into a $59,545, 5.90% annual interest rate note payable with Mercedez-Benz for a delivery van. The note matures on November 20, 2026, and is secured by the van. The Company makes a monthly payment of $908, which includes both principal and interest. The outstanding principal on the note at September 30, 2025 and December 31, 2024, was $12,289 and $19,733, respectively.

NOTE 9 – PIPE CONVERTIBLE NOTES

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the Company entered into a securities purchase agreement with accredited investors for the issuance of PIPE Convertible Notes and Warrants.

During the nine months ended September 30, 2025, the Company converted an aggregate principal amount of $1,558,000 and $1,082,194 in accrued and make-whole interest related to the PIPE Convertible Notes into 142,308 shares of the Company’s Class A common stock.

On July 21, 2025, pursuant to the PIPE Exchange Agreements, the Company exchanged the outstanding $3,938,311 of principal related to the PIPE Convertible Notes in exchange for (i) 3,938 shares of the Company’s Series A Preferred Stock and (ii) the Company agreed to extend the expiration date of the Series A Preferred Warrants held by such holders by two years.

PIPE Convertible Notes payable consisted of the following:

Total PIPE Convertible Notes, net at December 31, 2024	$4,068,953
PIPE Convertible Notes issued	2,800,000
Less: Debt Discount associated with OID	(280,000)
PIPE Convertible Notes, net	6,588,953
Less: Gross PIPE Convertible Note principal converted into Class A common stock	(3,213,000)
Add: Accretion of debt discount	359,037
Less: Exchange for Series A Preferred Stock	(3,734,990)
Total PIPE Convertible Notes, net at September 30, 2025	$-

During the three and nine months ended September 30, 2025 and 2024, amortization expense related to the Debt Discount of the PIPE Convertible Notes was $0 and $23,250 and $359,037 and $47,447, respectively. The principal balance of the PIPE Convertible Notes, net of Debt Discounts, and accrued interest related to the PIPE Convertible Notes at September 30, 2025, was $0 and $0, respectively. The principal balance net of Debt Discounts and accrued interest related to the PIPE Convertible Notes at December 31, 2024, was $4,068,953 and $154,500, respectively.

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

NOTE 10 – RELATED PARTY NOTES AND LOANS PAYABLE

Related party notes payable consisted of the following:

	September 30,	December 31,
	2025	2024
Note payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	800,000	800,000
Note payable - Carver	74,000	111,000
Loan - Chris Jones	1,650,000	2,000,000
	3,174,000	3,561,000
Less current portion	(2,668,500)	(2,937,000)
Note payable long-term portion	$505,500	$624,000

Future maturities of related party notes and loan payables as of September 30, 2025:

2025	$2,550,000
2026	287,000
2027	337,000
Total	$3,174,000

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

The Company made interest-only payments of $4,604 and $41,436 during the nine months ended September 30, 2025 and 2024, respectively. The principal balance of the notes was $650,000 at both September 30, 2025 and December 31, 2024.

McKettrick

In May 2019, the Company entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. If the annual installment is not paid within 10 days of the due date a late fee of 5% is charged. The principal balance of the note payable was $800,000 at both September 30, 2025 and December 31, 2024.

Carver

In January 2021, the Company entered into a $222,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in semi-annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. The Company made the required installments totaling $18,500 for the three months ended March 31, 2025 and September 30, 2025. The principal balance of the note payable was $74,000 and $111,000 at September 30, 2025 and December 31, 2024, respectively.

Chris Jones

During the year ended December 31, 2024, the Company chief executive officer loaned the Company an aggregate of $2 million for operating expenses. The loaned amount has a zero interest rate and no stated maturity date. The Company made $350,000 in payments towards the loan during the nine months ended September 30, 2025, however, the Company expects to pay back the loan in full. The principal balance of the loan payable was $1,650,000 and $2,000,000 at September 30, 2025 and December 31, 2024, respectively.

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

The line of credit is secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JPMorgan. The outstanding principal balance on the line of credit was $802,738 at September 30, 2025 and December 31, 2024.

Morgan Stanley

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which was secured by the marketable securities held in our brokerage account. The Company terminated the brokerage agreement during the year ended December 31, 2024, liquidated the vast majority of its investments and has $10,114 recorded in cash and cash equivalents on its unaudited condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

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

Dividends declared, distributed, and accrued are as follows:

	September 30,	December 31,
	2025	2024
Accrued interest on dividends payable	$586,766	$515,677
Dividends payable	$118,362	$4,023,923

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

Each share of Series A Preferred has a stated value of $1,000 per share. The Series A Preferred, with respect to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company. The holders of Series A Preferred will be entitled to 10% per annum dividends, payable in cash or shares of Class A common stock, provided that if the shares of Class A common stock are utilized to pay the dividends then the dividend rate will be recalculated to 15%. The Series A Preferred had a conversion rate of $6.31 per share and convert into Class A common stock. On each six-month anniversary of the initial issuance date of the Series A Preferred conversion price adjusted to the closing price of the Class A common stock on such date. On October 22, 2025, the conversion price was adjusted to $2.16 pursuant to such provisions.

As of September 30, 2025 and December 31, 2024, there were 8,189 and 0 shares of Series A Preferred issued and outstanding.

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

On July 21, 2025, in connection with the Exchange Agreements, the Company issued an aggregate of 3,938 shares of Series A Convertible Preferred Stock to PIPE Convertible Note holders for the exchange of PIPE Convertible Notes with an aggregate stated value of $3,938,311 (representing 100% of the remaining PIPE Convertible Notes).

On July 21, 2025, the Company issued 5,555 shares of Series A Convertible Preferred Stock for the exercise of Series A Preferred Warrants and cash proceeds of $5 million.

Class A Common Stock

During the three months ended September 30, 2025, the Company issued an aggregate of 505,434 shares of Class A Common Stock with a fair value of $6.31 per share for the conversion of 3,189 shares of Series A Convertible Preferred Stock.

During the three months ended September 30, 2025, the Company issued an aggregate of 578,468 shares of Class A Common Stock with fair values ranging from $3.50 - $5.36 per share to Series A Convertible Preferred Share holders in lieu of cash for unpaid dividends.

There were no Class A Common Stock during the three months ended September 30, 2024.

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

Warrant Offerings

Series A Preferred Warrants

No Series A Preferred Warrants were issued during the three months ended September 30, 2025.

In applying the Black-Scholes option pricing model to the Series A Preferred Warrants, the Company used the following assumptions:

For the Nine Months Ended September 30, 2025
Risk free interest rate	3.76%
Expected term (years)	2
Expected volatility	148%
Expected dividends	0%

During the nine months ended September 30, 2025, in connection with the signing of the Exchange Agreements, see Note 9 – PIPE Convertible Notes, PIPE Warrant holders exchanged their outstanding 28,182 Series A Warrants and 31,000 Series B Warrants for Series A Preferred Warrants to purchase 37,033 shares of Series A Preferred Stock. The Series A Preferred Warrants are immediately vested, have an exercise price of $900, and have a grant date fair value of $482,701.

A summary of the Series A Warrant Activity during the nine months ended September 30, 2025, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2024	-	$-
Granted	37,033	900
Exercised	(5,555)	900
Forfeited	-	-
Outstanding, September 30, 2025	31,478	$900	1.6	$-

Exercisable, September 30, 2025	31,478	$900	1.6	$-

Series A and Series B Warrant

A summary of the warrant activity during the nine months ended September 30, 2025, is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2024	59,182	$571.50
Granted	-	-
Exercised	-	-
Forfeited	(59,182)	571.50
Outstanding, September 30, 2025	-	$-	-	$-

Exercisable, September 30, 2025	-	$-	-	$-

NOTE 14 – STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the fair value recognition of ASC 718.

2024 Stock Incentive Plan

The Company did not grant options during the three months September 30, 2025 or 2024.

Compensation-based stock option activity for qualified and unqualified stock options are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, December 31, 2024	22,620	$46.50
Granted	-	0
Exercised	-	0
Forfeited	-	0
Outstanding, September 30, 2025	22,620	$46.50	4.00	$-
Exercisable, September 30, 2025	22,070	$46.50	4.00	$-

The following table summarizes information about options to purchase shares of the Company’s Class A common stock outstanding and exercisable at September 30, 2025:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$46.50	22,620	4.00	22,070
	22,620		22,070

Total compensation expense related to options was $3,342 and $10,025 for the three and nine months ended September 30, 2025. As of September 30, 2025, there was future compensation cost of $1,114 with a weighted average recognition period of 0.25 years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $2.42 as of September 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

	For the Three Months Ended	Unrecognized at	Weighted Average Remaining
	September 30, 2025	September 30, 2025	Amortization Period (Years)
General and administrative	$3,342	$1,114	0.25
Total	$3,342	$1,114	0.25

	For the Nine Months Ended	Unrecognized at	Weighted Average Remaining
	September 30, 2025	September 30, 2025	Amortization Period (Years)
General and administrative	$10,025	$1,114	0.25
Total	$10,025	$1,114	0.25

NOTE 15 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the nine months ended September 30, 2025, due to their short-term nature.

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025	December 31, 2024
Fair Value Level 1	Cash Equivalents	Cash Equivalents
Money market funds	$10,114	$10,114
Total debt investments	$10,114	$10,114

NOTE 16 – LEASES

The Company is party to two leases: (i) office space in Centerville, Utah (the “Centerville Lease”) and (ii) a warehouse in North Salt Lake City, Utah (the “SLC Lease”). The Centerville lease is scheduled to expire in May 2028 and the SLC Lease is scheduled to expire in November 2025. There were no material changes to the Company’s lease arrangements during the nine months ended September 30, 2025. Additional information regarding the Company’s lease arrangements is included in Note 20 – Leases the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at lease inception point. The weighted average incremental borrowing rate applied was 8.39%. As of September 30, 2025, the Company’s leases had a remaining weighted average term of 1.65 years.

The following table presents net lease cost and other supplemental lease information:

	September 30,	December 31,
	2025	2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$323,300	$403,109
Net lease costs	$323,300	$403,109

Operating lease - operating cash flows (fixed payments)	$323,300	$403,109
Operating lease - operating cash flows (liability reduction)	$287,842	$334,254
Non-current leases - right-of-use assets	$364,253	$634,269
Current liabilities - operating lease liabilities	$159,834	$363,102
Non-current liabilities - operating lease liabilities	$220,551	$305,125

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2025, are as follows:

Fiscal Year	Operating Leases
2025	$83,690
2026	140,163
2027	144,227
2028	60,809
Total future minimum lease payments	$428,889
Amount representing interest	(48,504)
Present value of net future minimum lease payments	$380,385

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

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting, contract labor, personnel, business development, royalty, and marketing expenses:

	For The Three Months Ended September 30,
	2025	2024
Consulting expenses	$704,098	$293,838
Contract labor	691,717	422,064
Personnel expenses	564,624	1,695,678
Business development expenses	55,259	(8,778)
Royalty expenses	56,465	166,631
Marketing expenses	152,389	138,827
Other expenses*	1,736,279	732,161
Total operating expenses	$3,960,831	$3,440,421

*	Other expenses is materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

	For The Nine Months Ended September 30,
	2025	2024
Consulting expenses	$2,361,169	$1,349,653
Contract labor	1,127,952	903,243
Personnel expenses	3,517,650	4,654,560
Business development expenses	201,996	440,309
Royalty expenses	420,480	719,668
Marketing expenses	709,644	359,223
Other expenses*	4,301,126	2,368,444
Total operating expenses	$12,640,017	$10,795,100

*	Other expenses is materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

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

NOTE 19 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2025 and December 31, 2024, the Company had approximately $12,051,504 and $9,662,000, respectively, in excess of the FDIC insured limit.

NOTE 20 – SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to September 30, 2025, the Company issued an aggregate of 240,029 shares of Class A Common Stock with fair values ranging from $2.16 - $6.31 per share for the conversion of 550 shares of Series A Preferred Convertible Stock.

Subsequent to September 30, 2025, the Company issued an aggregate of 165,873 shares of Class A Common Stock with fair values ranging $2.16 - $3.50 per share Series A Convertible Preferred Share holders in lieu of cash for unpaid dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

The following discussion highlights the current operating environment and summarizes the financial position of Trugolf Holdings, Inc. and its subsidiaries as of September 30, 2025, and should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (ii) the audited consolidated financial statements and accompanying notes thereto included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Our financial results for the nine months ended September 30, 2025 are summarized as follows in comparison to the nine months ended September 30, 2024.

	2025	2024	Variance
Revenue, net	$13,806,059	$15,121,980	$(1,315,921)
Cost of revenue	5,383,786	5,183,328	200,458
Total gross profit	8,422,273	9,938,652	(1,516,379)

Operating Expenses:
Royalties	420,480	719,668	(299,188)
Salaries, wages and benefits	3,517,650	4,654,560	(1,136,910)
Selling, general and administrative	8,701,887	5,420,872	3,281,015
Operating loss	(4,217,744)	(856,448)	(3,361,296)
Other income (expenses)	(9,052,292)	(2,074,922)	(6,977,370)
Loss before income taxes	$(13,270,036)	$(2,931,370)	$(10,338,666)

Revenues

Revenues decreased by $1,315,921, or 9%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease is primarily attributable to the change in how the Company sold its content subscription licenses during the nine months ended September 30, 2025 as compared to prior years leading to an increase in deferred revenues.

Cost of Revenues

Cost of revenues increased by $200,458, or 4%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase is primarily attributable to an increase in simulator costs of $338,627 and a decrease in other costs of $163,184.

Operating Expenses

Total operating expenses increased by $1,844,917, or 17%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This was primarily due to (i) an increase of professional fees of $1,011,516, or 55%, due to an increase in fees related to the PIPE Exchange Agreements and other SEC filing requirements, and (ii) an increase in other selling, general and administrative expenses of $1,932,682, or 105%, due primarily to an increase in amortization expense related to capitalized software of $472,965, which is offset by a decrease in salaries, wages and benefits of $1,136,910, due primarily to an increase in salaries being capitalized for time spent on developing new versions of the Company’s platform software.

Other Income (Expenses)

Other income (expenses) increased by $6,977,370, or 336%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase is primarily attributable to a loss on extinguishment of debt of $6,135,160 that resulted from the PIPE Exchange Agreements and an increase in interest expense, amortization expense of the PIPE Convertible Notes debt discount, the write-off of remaining debt discounts upon the conversion of related to the PIPE Convertible Notes, and the make-good interest expense upon the conversion of related PIPE Convertible Notes.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Our financial results for the three months ended September 30, 2025 are summarized as follows in comparison to the three months ended September 30, 2024.

	2025	2024	Variance
Revenue, net	$4,105,965	$6,236,795	$(2,130,830)
Cost of revenue	1,258,628	1,924,093	(665,465)
Total gross profit	2,847,337	4,312,702	(1,465,365)

Operating Expenses:
Royalties	56,465	166,631	(110,166)
Salaries, wages and benefits	564,624	1,695,678	(1,131,054)
Selling, general and administrative	3,339,742	1,578,112	1,761,630
Operating loss	(1,113,494)	872,281	(1,985,775)
Other income (expenses)	(6,164,750)	(932,456)	(5,232,294)
Loss before income taxes	$(7,278,244)	$(60,175)	$(7,218,069)

Revenues

Revenues decreased by $2,130,830, or 34%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease is primarily attributable to the change in how the Company sold its content subscription licenses during the three months ended September 30, 2025 as compared to prior years leading to an increase in deferred revenues.

Cost of Revenues

Cost of revenues decreased by $665,465, or 35%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease is primarily attributable to the decrease in revenue. The gross profit margin remained consistent for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Operating Expenses

Total operating expenses increased by $520,410, or 15%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Selling, general and administrative expenses increased by $1,761,630, or 111%, due primarily to an increase in professional fees of $410,260, an increase in contract labor of $269,653, and an increase in amortization expense related to capitalized software of $153,960. This was offset by a decrease in salaries, wages and benefits of $1,131,054, or 67%, due primarily to an increase in salaries being capitalized for time spent on developing new versions of the Company’s platform software.

Other Income (Expenses)

Other income (expenses) increased by $5,232,069, or 561%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase is primarily attributable to a loss on extinguishment of debt of $6,135,160 that resulted from the PIPE Exchange Agreements and is offset by a decrease in interest expense, amortization expense of the PIPE Convertible Notes debt discount, the write-off of remaining debt discounts upon the conversion of related to the PIPE Convertible Notes, and the make-good interest expense upon the conversion of related PIPE Convertible Notes due to the PIPE Convertible Notes being exchanged for Series A Preferred Convertible Stock and Series A Preferred Warrants as part of the PIPE Exchange Agreements.

Liquidity and Capital Resources

As of September 30, 2025, we had cash on hand of $13,535,121 and a working capital surplus of $4,159,517, as compared to cash on hand of $10,882,077 and a working capital deficiency of $982,237 as of December 31, 2024. The increase in working capital surplus is primarily attributable to an increase in cash on hand of $2,653,044, an increase of accounts receivable, net of $847,603, an increase in prepaid expenses and other current assets of $584,504 and a decrease in dividend notes payable of $3,905,561 which was offset primarily by an increase in deferred revenue of $3,073,610.

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

Working Capital

	September 30,	December 31,
	2025	2024
Current assets	$19,158,839	$14,792,931
Current liabilities	14,999,322	15,775,168
Working capital surplus (deficiency)	$4,159,517	$(982,237)

The increase in current assets is primarily due to an increase in cash on hand of $2,653,044, an increase of accounts receivable, net of $847,603, and an increase in prepaid expenses and other current assets of $584,504. The decrease in current liabilities is primarily due to a decrease in dividend notes payable of $3,905,561 which was offset primarily by an increase in deferred revenue of $3,073,610.

Cash Flows

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows:
Net cash provided by (used in) operating activities	$(1,978,411)	$3,071,781
Net cash used in investing activities	$(2,493,600)	$(1,967,533)
Net cash provided by financing activities	$7,125,055	$950,373

Operating Activities

Net cash used in operating activities was $1,978,411 for the nine months ended September 30, 2025, which was primarily due to the net loss of $13,270,036 and an increase in accounts receivable, net of $922,416, which was partially offset by non-cash expenses of $9,766,236, an increase in deferred revenue of $3,073,610, and an increase in accrued and other current liabilities of $595,020.

Net cash provided by operating activities was $3,071,781 for the nine months ended September 30, 2024, which was primarily due to the net loss of $2,931,370 and an increase in accounts receivable, net of $2,143,225, which was partially offset by non-cash expenses of $974,145 and the liquidation of the marketable securities account of $2,478,953.

Investing Activities

Net cash used in investing activities was $2,493,600 for the nine months ended September 30, 2025, which was due to the increase in capitalized software of $2,395,596 and the purchase of equipment of $98,004.

Net cash used in investing activities was $1,967,533 for the nine months ended September 30, 2024, which was the result of an increase in capitalized software of $1,967,418.

Financing Activities

Net cash provided by financing activities was $7,125,055 for the nine months ended September 30, 2025, which was primarily due to $2,520,000 of net proceeds from PIPE Convertible Notes and $4,999,500 of proceeds from the exercise of Series A Preferred Warrants.

Net cash provided by financing activities was $950,373 for the nine months ended September 30, 2024, the Company received net proceeds from the Merger of $2,325,315, made debt payments of $294,005, paid $15,716 of assumed liabilities, paid $100,000 on a loan assumed in the Merger, and paid off the line of credit of $1,980,937. The Company received proceeds of $1,000,000 from the Company’s chief executive officer.

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

Material Weaknesses in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2025 was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our third quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The conversion of our outstanding Series A Preferred Stock, or any additional shares of Series A Preferred Stock we issue in the future upon the exercise of the Series A Preferred Warrants, into Class A common stock will dilute the ownership interest of our stockholders.

Our Series A Preferred Stock provide that if, while the Series A Preferred Stock are outstanding, we sell any Class A common stock and/or Class A common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the conversion price of the Series A Preferred Stock in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series A Preferred Stock then in effect will be reduced to an amount equal to the new issuance price, and, the number of shares issuable upon conversion of the Series A Preferred Stock will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price provided for in the Series A Preferred Stock. In addition, if on any six month anniversary after the date the Series A Preferred Stock are issued (each, a “Reset Date”), the conversion price then in effect is greater than the closing price of the Class A common stock as of such applicable Reset Date (each, a “Reset Price”), immediately after the close of trading on such applicable Reset Date the conversion price shall automatically lower to the Reset Price. Pursuant to this provision, on October 22, 2025, the conversion price of our Series A Preferred Stock was lowered to $2.16. Finally, if at any time on or after the date of issuance there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Class A common stock, the conversion price shall be reduced to 120% of the quotient determined by dividing (x) the sum of the volume weighted average price of the Class A common stock for each of the five trading days with the lowest volume weighted average price of the Class A common stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the sixteenth trading day after such event date, divided by (y) five. If the conversion price of the Series A Preferred Stock decreases, the number of shares underlying the Series A Preferred Stock will increase, which would materially dilute the ownership of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by us on our Current Report on Form 8-K, during the period covered by this Quarterly Report on Form 10-Q, the Company did not sell any unregistered securities.

On July 21, 2025, in connection with the Exchange Agreements, the Company issued an aggregate of 3,938 shares of Series A Convertible Preferred Stock to PIPE Convertible Note holders for the exchange of PIPE Convertible Notes with an aggregate principal amount of $3,938,311 (representing 100% of the remaining PIPE Convertible Notes).

On July 21, 2025, the Company issued 5,555 shares of Series A Convertible Preferred Stock for the exercise of Series A Preferred Warrants and cash proceeds of $5 million.

During the three months ended September 30, 2025, the Company issued an aggregate of 505,434 shares of Class A Common Stock with a fair value of $6.31 per share for the conversion of 3,189 shares of Series A Convertible Preferred Stock.

During the three months ended September 30, 2025, the Company issued an aggregate of 578,468 shares of Class A Common Stock with fair values ranging from $3.50 - $5.36 per share to Series A Convertible Preferred Share holders in lieu of cash for unpaid dividends.

The transactions described above were undertaken in reliance upon exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “no-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amendment to Third Amended and Restated Certificate of Incorporation of TruGolf Holdings, Inc. dated June 2, 2025	8-K	3.1	6/3/25
3.2	Amendment to Amended and Restated Certificate of Incorporation of TruGolf Holdings, Inc. dated June 17, 2025	8-K	3.1	6/24/25
10.1	Form of Waiver Agreement with Convertible Note holders	8-K	10.4	7/22/25
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Taxonomy Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)

Date:	November 14, 2025

