Form 10-K
period 2025-12-31
TruGolf Holdings, Inc.
filed 2026-04-15
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 001-40970

TRUGOLF HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-3269086
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

60 North 1400 West, Centerville, Utah 84014

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $3.2 million computed by reference to the price at which the common stock was last sold ($57.20 per share).

The registrant had 1,394,771 shares of common stock outstanding as of April 15, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

TRUGOLF HOLDINGS, INC.

2025 FORM 10-K ANNUAL REPORT

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

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	the outcome of any known and unknown litigation and regulatory proceedings, including the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against the Company;
●	the ability to maintain compliance with and thereafter maintain the listing of the Company’s common stock on The Nasdaq Stock Market;
●	changes adversely affecting the business in which the Company is engaged;
●	the Company’s projected financial information, growth rate, strategies, and market opportunities;
●	the ability of the Company to meet its future capital requirements to fund its operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and its sources and uses of cash;
●	the Company’s ability, assessment of, and strategies to compete with, its competitors;
●	the Company’s reliance on third-party service providers;
●	the Company’s estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the Company’s ability to maintain and protect its intellectual property;
●	changes in applicable laws or regulations affecting the Company and/or its business;
●	the risk of disruption to the Company’s current plans and operations, including, but not limited to, as a result of any business description due to political or economic instability, pandemics or armed hostilities or a business disruption resulting from a cybersecurity attack; and
●	other factors disclosed under the section entitled “Item 1A - Risk Factors” in Part I of this Annual Report on Form 10-K.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2025, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to TruGolf Holdings, Inc., a Nevada corporation (“TruGolf”), and its wholly owned subsidiaries, including TruGolf, Inc., a Nevada corporation (“TruGolf Nevada”) and TruGolf Links Franchising, LLC (“Links”), a Delaware limited liability company.

Our Business

Our Corporate and Acquisition History

We were incorporated on July 8, 2020, as a Delaware corporation and formed for the purpose of effecting a business combination. On January 31, 2024, we consummated a business combination pursuant to which TruGolf Nevada became our wholly-owned subsidiary, and our name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. TruGolf Nevada, was formed in 1995, and was a subsidiary of Access Software. Upon the acquisition of Access Software by Microsoft Corp. in August 1999, the core programming and graphics team of the LinksTM video game series were spun out to TruGolf Nevada.

On March 10, 2026, the Company completed its redomestication from a Delaware corporation to a Nevada corporation (the “Redomestication”) by filing a certificate of conversion with the Secretary of State of the State of Delaware and articles of conversion with the Nevada Secretary of State. The Redomestication was approved by the Company’s stockholders at the annual meeting held on February 17, 2026.

General

TruGolf is a golf technology company focused on indoor golf simulation hardware, software, and related services. Our roots trace to the golf simulation and software expertise developed through Access Software and the Links™ video game franchise, and since 1999, we have focused on helping establish residential and commercial golf simulation as a viable industry. Over time, we expanded from software-focused offerings into a broader integrated platform that includes proprietary launch monitors, simulator systems, software products, and custom installations.

Today, we offer a portfolio of golf technology products designed to help users play, improve, and enjoy golf in indoor environments. Our hardware offerings include launch monitors such as APOGEE and LaunchBox, simulator systems ranging from compact and portable configurations to premium and custom installations, and related components and services. Our simulator lineup includes products such as STARTER, MAX, Signature, Premium, and Custom Golf Simulators for residential, commercial, and other specialized applications.

Our software ecosystem includes E6 CONNECT and E6 GOLF. E6 CONNECT supports practice, course play, mini-games, online events, and commercial tools, while E6 GOLF is positioned as our next-generation improvement and simulation platform. These software offerings are designed to operate with TruGolf hardware and, in certain cases, with select third-party launch monitor platforms.

Our products are intended to serve a market supported by continued growth in both traditional and off-course golf participation. According to recent National Golf Foundation reporting, total U.S. golf participation reached 48.1 million in 2025, including 29.1 million on-course golfers and 37.9 million off-course participants, while total rounds played reached a record 549 million in 2025. In addition, the U.S. golf industry continues to benefit from sustained demand, growth in simulator and other off-course formats, and a stable base of golf facilities following years of industry correction.

Certain components and materials used in simulator and launch monitor products are specialized and may be sourced from a limited number of suppliers, while many other components are generally available from multiple sources. We continue to evaluate sourcing alternatives and production capabilities to support product availability, installations, and customer fulfillment.

Market For Indoor Golf

Understanding broader participation and facility trends in golf is important to assessing the market for our indoor golf simulators, launch monitors, and software. According to the National Golf Foundation (“NGF”), total golf participation in the United States reached 48.1 million people age 6 and older in 2025, including 29.1 million on-course golfers and 37.9 million off-course participants. NGF defines off-course participation to include golf entertainment venues, standalone driving ranges, and businesses with simulator and screen-golf setups. More than 19.0 million Americans participated exclusively off-course in 2025, compared to 10.1 million who participated exclusively on-course, reflecting the continued expansion of technology-enabled and alternative formats of the game. NGF also reports that simulator or screen-golf participation reached 9.2 million in 2025.

NGF’s research further indicates that off-course golf complements traditional golf rather than replacing it. In 2025, more than 19 million people participated both on and off course, representing approximately 65% of all on-course golfers. NGF reports that these participants tend to play more frequently, spend more, and seek instruction at higher rates than single-format participants. NGF also reports that green-grass participation has increased for eight consecutive years and that total rounds played in the United States reached approximately 549 million in 2025.

These participation trends are supported by an expanding off-course and simulator-based supply base. According to NGF, the U.S. market now includes approximately 120 large-scale golf entertainment venues, approximately 1,700 simulator businesses focused primarily on golf entertainment, approximately 700 commercial simulator locations focused primarily on club fitting, lessons, and game improvement, and approximately 1,600 green-grass facilities with tech-enabled ranges or indoor simulators. NGF also reports that there are just under 800 standalone driving ranges nationwide, including approximately 250 with integrated ball-tracking technology. This expanding infrastructure increases consumer exposure to simulator-based golf and supports long-term demand for indoor golf hardware, software, and related services.

Third-party industry research also indicates that the golf simulator market represents a growing addressable market. According to Grand View Research, the global golf simulator market was valued at approximately $1.74 billion in 2024 and is expected to grow at a compound annual growth rate of 9.4% from 2025 to 2030. Grand View Research also reports that the U.S. golf simulator market generated approximately $682.7 million in revenue in 2024 and is expected to grow at a compound annual growth rate of 8.8% from 2025 to 2030, while the North America market generated approximately $818.5 million in revenue in 2024 and is expected to grow at a compound annual growth rate of 9.0% from 2025 to 2030.

Our products are designed to serve multiple segments within this market, including simulator-based play, game improvement, instruction, club fitting, and venue-based entertainment. The continued growth of off-course participation, simulator engagement, and technology-enabled golf facilities supports our strategy of offering integrated hardware and software solutions for commercial and residential indoor golf environments.

Current Operations

We currently operate through three principal business channels: (i) the design, manufacture, marketing and sale of indoor golf simulator hardware and launch monitors under the TruGolf brand, generally bundled with proprietary software solutions; (ii) the sale and licensing of our E6 software platform for use with TruGolf hardware and certain third-party launch monitor platforms; and (iii) the development of commercial and franchise-oriented indoor golf solutions, including software, hardware, administration tools and related operating technologies.

Our current operations are focused on expanding adoption of our APOGEE launch monitor platform, increasing use of our E6 software ecosystem, and broadening our hardware lineup to address residential, commercial, instructional, entertainment and portable-use applications. We offer integrated simulator solutions across a range of price points and use environments, from portable launch monitors and compact simulator packages to premium permanent installations and custom commercial installations. These solutions generally combine launch monitor hardware, enclosures, projection systems, computer and display components, software and installation-related services. We also offer standalone software products and commercial tools that may be used independently or with selected third-party hardware platforms.

We believe our business benefits from broader participation trends in both on-course and off-course golf. NGF materials also indicate that U.S. golf demand has remained elevated in recent years and that overall facility supply has stabilized. We believe these trends support continued demand for indoor golf hardware, software, practice tools and simulator-based entertainment experiences.

In addition to our core hardware and software offerings, we continue to develop products and services for commercial operators, including league management, member messaging, analytics, simulator administration tools and multi-activity offerings designed to improve venue utilization and customer engagement. We also continue to evaluate opportunities related to organized online play, simulator-based competition and the use of data generated through our software ecosystem, although these initiatives remain complementary to our current core operations.

Our Products

Our products consist primarily of launch monitors, golf simulator systems, simulation software, commercial management software tools, and Multi-Sport Arcade entertainment add-ons.

Hardware

Launch Monitors.

Our hardware lineup is anchored by APOGEE, our ceiling-mounted launch monitor designed for indoor golf simulation. APOGEE is designed to support ease of installation and use, and includes features intended to enhance the user experience, including continuous calibration functionality, support for standard golf balls and clubs without specialty balls or marked clubs, point-of-impact replay, voice-enabled operation and rapid shot-to-screen response. APOGEE currently includes E6 CONNECT Practice software and a limited warranty. We also offer LaunchBox, a portable photometric launch monitor and simulator solution designed for indoor use and certain outdoor practice applications. LaunchBox is intended to provide a portable entry point into the TruGolf ecosystem and includes E6 CONNECT Home content.

Simulator Systems.

We offer multiple simulator configurations designed for a range of customer needs and installation environments. These include the TruGolf STARTER, multiple TruGolf MAX configurations, and larger permanent installations including Signature, Premium and custom simulator offerings. These products generally combine launch monitor hardware, enclosures, turf systems, projectors, computers, touchscreens and our software platform. Certain models are designed to emphasize portability and ease of setup, while others are designed to emphasize immersive presentation, upgraded finishes or commercial durability.

Custom Simulators.

In addition to our standard product lineup, we design and deliver custom golf simulator installations for luxury residential, institutional and commercial applications. These projects may incorporate APOGEE, custom enclosure and flooring designs, upgraded audio/visual components, enhanced projection systems, touchscreen interfaces and multi-sport functionality. Our custom simulator process typically includes consultation, design coordination, installation oversight, calibration and training.

Multi-Sport Products.

We also offer Multi-Sport Arcade, an interactive sports and entertainment add-on designed to expand simulator use beyond golf. This offering includes Arcade-style games and activities intended to increase family, youth and group appeal in both residential and commercial settings.

Software

Our software products consist primarily of E6 GOLF and E6 CONNECT, which are internally developed golf simulation and practice platforms. E6 Apex has been renamed E6 GOLF, and references to E6 GOLF in this report refer to the product formerly marketed as E6 Apex. Our current software strategy is principally focused on the continued development, commercialization and deployment of E6 GOLF, while E6 CONNECT remains available for purchase and continues to support certain legacy home, commercial and cross-platform use cases.

E6 GOLF is our current flagship software platform and the primary focus of our software roadmap. E6 GOLF is designed to provide an advanced simulation experience that combines course play, player development and visual presentation. Based on our current product materials and the product materials historically associated with E6 Apex, E6 GOLF includes practice and improvement tools such as full practice environments, club fitting, bag mapping and skills challenges, with course-play functionality available in certain configurations. Our software materials have also described the platform as supporting a broad library of courses, high-definition visual presentation and compatibility with multiple launch monitor platforms.

Historically, our software descriptions for the E6 Apex platform emphasized realistic and customizable simulation, including detailed digital recreations of golf courses and environmental presentation features such as animated scenery, lighting, shadows, weather-related visual effects and time-of-day settings. These capabilities remain central to the value proposition of E6 GOLF as we continue to position the platform as our primary software offering for simulated golf, instruction and player development.

We believe E6 GOLF represents the next phase of our software platform strategy and provides the foundation for continued enhancement of visual quality, simulation realism, training functionality and premium user experiences across our hardware ecosystem. Our current development focus is intended to expand the capabilities and adoption of E6 GOLF across our residential and commercial product offerings.

E6 CONNECT remains an important part of our software portfolio, but it is a legacy platform relative to E6 GOLF. E6 CONNECT continues to be sold in owned and subscription-based configurations and, depending on the version, may not require an annual subscription. E6 CONNECT is offered in multiple configurations, including Practice, Home and Commercial Tools modules. Depending on the version, E6 CONNECT includes driving, chipping and putting practice environments, player profiles, online events, statistics tracking, traditional modes of play such as stroke, scramble, best ball and stableford, and certain mini-games and challenge formats.

We also offer commercial tools associated with E6 CONNECT that support league creation, event management, simulator administration, member messaging, security controls, remote system monitoring and usage analytics. These tools are intended to assist commercial operators in managing indoor golf facilities and increasing simulator utilization. E6 CONNECT has also historically provided compatibility with third-party launch monitor platforms, which has expanded the reach of our software offerings beyond TruGolf-branded hardware. While E6 CONNECT remains commercially available and continues to serve installed customers and channel relationships, our principal software emphasis is on the future development and broader adoption of E6 GOLF.

Plans for Future Operations

Expansion into Franchises

We have developed and continue to evaluate a commercial franchise-oriented offering centered on indoor golf entertainment venues that may include simulator bays, golf range bays, food and beverage service, events, instruction, club sales, branded and non-branded merchandise, and other golf-related services. As of December 31, 2025, our efforts in this area had included concept development, supporting technology and operating tools for potential commercial operators, including a proprietary bay-booking and food-and-beverage ordering application.

We believe indoor golf venues may offer operators a more flexible and lower-footprint format than traditional outdoor golf facilities. Our historical planning has contemplated a range of potential venue sizes, from smaller-format locations to larger entertainment-focused facilities, with substantially less land, infrastructure and development cost than a traditional golf course or stand-alone driving range. We also believe such locations may serve as experiential showrooms for our hardware and software products, which could support simulator, launch monitor, software and related commercial sales.

Our evaluation of this opportunity is informed by continued growth in off-course golf participation and the expansion of technology-enabled golf venues. According to the NGF, total U.S. golf participation reached 48.1 million in 2025, including approximately 19.0 million participants who engaged exclusively in off-course forms of golf, and the number of simulator-focused entertainment venues and other off-course golf businesses continued to increase through year-end 2025. The NGF also reports approximately 1,700 simulator businesses focused primarily on golf entertainment, approximately 700 simulator businesses focused primarily on club fitting, instruction and game improvement, and approximately 1,600 green-grass facilities with golf simulators or range technology.

Virtual Golf Association

We plan to continue developing the Virtual Golf Association, or VGA, as a digital competition and engagement framework built around our connected software ecosystem. The VGA is intended to leverage our experience in networked gameplay and online golf simulation in order to facilitate competitive and recreational digital golf events among users across multiple locations. We contemplate the VGA to be a governing structure for digital golf events within the E6 ecosystem and as a means of supporting head-to-head play, organized events and broader online participation.

We believe the ongoing expansion of off-course golf, simulator play and digitally connected golf experiences supports this strategy. NGF data indicates that screen and simulator golf participation reached approximately 9.2 million in 2025, representing a year-over-year increase of approximately 13%. In addition, our commercial software tools already include features for events, seasons, league administration, member messaging and usage reporting, which we believe provide a foundation for further development of structured competitive and community-based offerings.

Going forward, we expect development in this area to remain focused on features intended to increase user engagement, support league and tournament play, and expand the utility of our software for both individual users and commercial operators. These efforts may include broader event management functionality, persistent player profiles, expanded scoring and results tools, and additional online competition capabilities, although the timing and commercial impact of such initiatives will depend on product development, adoption and available resources.

Data Analysis

We intend to continue evaluating ways to use data generated through our software and launch monitor ecosystem to enhance product functionality, improve the user experience and support commercial operators. Our existing platform already includes data-driven features for player improvement, commercial usage reporting and member participation tracking. Our commercial tools currently include data and analytics capabilities that allow operators to review simulator usage, participation and trend information, and our software products include player profile, practice and session-related functionality designed to support instruction, improvement and retention. We believe these capabilities may support future enhancements in performance feedback, customer engagement, operator decision-making and other software-enabled services.

We also believe broader market trends support continued investment in data-enabled software and commercial tools. The NGF reports that technology-enabled off-course venues continue to expand, and that operators increasingly use technology tools to improve customer experience, manage demand and generate additional revenue. While we believe our data assets and analytics capabilities may create additional opportunities over time, any such opportunities will depend on market adoption, product execution, regulatory considerations and the availability of capital and other resources.

Sales Overview

Our sales operations are centralized at our corporate headquarters in Centerville, Utah. Our internal sales team is responsible for managing direct customer relationships and consulting with commercial facilities through a structured sales process designed to support both direct sales and partner-driven growth. Rather than relying primarily on a geographic territory model, we are increasingly organizing our sales efforts around targeted industry verticals, which we believe allows our sales personnel to develop deeper expertise within specific customer segments, strengthen strategic relationships, and support repeat business and broader product adoption.

Our sales strategy is focused on customer segments that we believe are aligned with demand for our hardware, software and facility solutions. These targeted sectors include golf courses, including pro shops and private clubs, residential home construction, audio/visual integration firms, commercial real estate developers, government entities, educational institutions, municipalities, and selected national accounts. We are also placing increased emphasis on opportunities that can support recurring and residual revenue, including expanded adoption of our software platforms, including E6 GOLF and related ecosystem services.

We also intend to expand adoption of newer product offerings such as the RANGE by TruGolf platform, which is designed to provide golf facilities with technology-enabled driving range solutions, including in locations that may not have the land or infrastructure required for a traditional driving range. We believe this product line can increase our presence within golf facilities while also supporting software adoption, customer engagement, and long-term recurring revenue opportunities. This strategy aligns with broader industry trends, including continued growth in off-course and technology-enabled golf venues. According to NGF, there are approximately 1,700 simulator businesses focused primarily on golf entertainment, approximately 700 commercial simulator locations focused on instruction and club fitting, and approximately 1,600 green-grass facilities with golf simulators or range technology in the United States as of year-end 2025.

In addition to our internal sales operations, we maintain and continue to expand a network of resellers, installers, and distribution partners that support the marketing, sale, installation and servicing of our products across domestic and international markets. We believe this partner-driven model extends our reach while leveraging local market expertise to support customer acquisition, installation, and ongoing client relationships. Domestically, we have an established reseller network across the United States and Canada, with a developing presence in Latin America. Internationally, we maintain reseller relationships in multiple regions, including Europe, Australia and Africa, and we continue to evaluate additional opportunities to support growth in other markets.

We intend to continue expanding our international presence by strengthening relationships with existing partners and identifying additional reseller and distribution partners capable of supporting growth in key regions, including Europe, the Middle East, Africa, South America and Canada. Subject to available capital, we may also pursue a more structured international distribution model, including potential regional support resources, to broaden market penetration and increase adoption of our hardware and software solutions in both established and emerging markets.

No single customer accounted for 10% or more of our revenues during the fiscal year ended December 31, 2025, and we do not believe the loss of any single customer would have a material adverse effect on our business.

Competition

We operate in a highly competitive market for golf simulation hardware, launch monitors, simulator software, and related commercial solutions. Competitors include integrated hardware-and-software providers, launch monitor manufacturers, simulator package providers, and software-focused platforms. Key competitors include TrackMan, Full Swing, Foresight, Golfzon, Uneekor, Garmin, FlightScope, SkyTrak, and Voice Caddie. The competitive environment continues to evolve alongside broader growth in golf participation, particularly in off-course formats such as simulator venues, golf entertainment locations, and technology-enabled practice environments. NGF data indicates total off-course golf participation in the United States reached 37.9 million in 2025.

These competitors generally fall into two primary categories: fixed indoor launch monitor and simulator systems, and portable or indoor/outdoor launch monitors. In addition, several competitors offer proprietary software platforms, subscription products, course content, training tools, and related services designed to increase customer retention and recurring revenue. We also face competition from software-only offerings, including GSPro, The Golf Club, and World Golf Tour, which compete on graphics, gameplay, course libraries, online features, compatibility, and price. Our own product portfolio includes APOGEE, LaunchBox, simulator packages, E6 CONNECT, and commercial software tools and analytics offerings.

We believe competition in this market is driven principally by launch monitor accuracy, speed of shot registration, ease of installation and calibration, software quality, realism of graphics and course content, training and analytics features, commercial management functionality, interoperability with third-party hardware, customer support, and brand reputation. We believe our competitive strengths include our long operating history in golf simulation software, our ability to offer both hardware and software solutions, and E6 CONNECT’s compatibility with multiple third-party launch monitor platforms. TruGolf has developed and sold golf simulation software for nearly 40 years and has also designed, manufactured, and sold proprietary hardware for more than 20 years.

We believe our integrated hardware and software platform, commercial tools, and long operating history position us competitively across residential, commercial, and entertainment-focused segments.

Our Competitive Strengths

We believe our competitive strengths are founded on our long history of innovation in golf simulation, our integrated hardware and software platform, and our ability to serve customers across residential, commercial, and entertainment markets. For decades, we have developed golf simulation software and related technologies and have expanded those capabilities to include launch monitors, simulator systems, installation, and connected digital experiences. We believe this operating history has provided us with significant industry knowledge, product development expertise, and brand recognition within the indoor golf market.

We believe our integrated ecosystem is a key competitive advantage. Our product portfolio includes launch monitors, simulator hardware, and software solutions designed to work together to deliver a seamless user experience. This integrated approach enables us to serve a broad range of customer needs while also supporting opportunities for recurring software and service revenue.

We also believe our software capabilities are a significant competitive strength. We have made substantial recent and ongoing investments in the complete overhaul, ground-up redesign, and continued enhancement of E6 GOLF, our flagship software platform. These investments are intended to modernize the platform’s architecture, improve performance and usability, expand content and feature capabilities, and establish a stronger technological foundation for future product development across our ecosystem. We believe this continued investment in innovation positions us to meet evolving customer expectations, support future growth, and strengthen its competitive position in the indoor golf market.

Seasonality

Our business is subject to seasonal fluctuations. Demand for our indoor golf simulator hardware and software generally increases during periods when outdoor golf is less accessible due to cold, wet, or otherwise unfavorable weather conditions, particularly during the fall and winter months in many regions of the United States and certain international markets. As a result, we have historically experienced stronger sales activity and increased software usage during the fourth and first fiscal quarters.

To support these seasonal demand patterns, we typically increase marketing and sales activities during the second half of the year and devote additional operational resources to manufacturing, fulfillment, installation, and customer support during periods of elevated demand.

We expect seasonal trends to continue, although the timing and magnitude of these trends may vary from period to period due to factors such as product launch timing, customer purchasing cycles, supply chain conditions, macroeconomic factors, and weather patterns in key markets.

Government Regulation

We are subject to a broad range of U.S. federal, state, and foreign laws and regulations, many of which are evolving and continue to be tested in courts. These laws and regulations may be interpreted in ways that could adversely impact our business and operations. Key areas of regulation include, but are not limited to, user privacy, data protection, consumer information privacy, and laws governing unfair and deceptive trade practices.

U.S. federal and state laws and regulations, some of which may be enforced by both governmental agencies and private parties, are constantly evolving and subject to significant change. The application, interpretation, and enforcement of these legal requirements are often uncertain, particularly given the emerging and rapidly evolving nature of the industries in which we operate. Additionally, these laws and regulations may be applied inconsistently across different jurisdictions and may not align with our current policies and practices.

Our sales of golf simulators and related products are subject to oversight and regulation by various entities, including the Federal Trade Commission (FTC) and the Consumer Product Safety Commission (CPSC), as well as other federal, state, local, and foreign regulatory authorities. These laws primarily govern product labeling, advertising, marketing, manufacturing, safety, shipment, and disposal. Furthermore, because certain components used in our products are imported, we are subject to import regulations and international trade laws.

In addition to the foregoing, we are subject to other regulatory regimes, including environmental laws, employment regulations, privacy and cybersecurity laws, environmental health and safety regulations, licensing and operational requirements, the Foreign Corrupt Practices Act (FCPA), and similar anti-bribery and anti-kickback laws. The adoption of new laws and regulations, or new interpretations of existing laws, could materially impact our operations and compliance requirements.

To date, the costs of compliance with applicable laws and regulations have not had a material adverse effect on our operations, and we believe we are in substantial compliance with all current legal and regulatory requirements. However, given the nature of our operations and the continually evolving regulatory landscape, we cannot predict with certainty whether future material capital expenditures or operating costs will be required to maintain compliance with applicable regulations.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and other forms of intellectual property as critical assets essential to our success. To protect these assets, we rely on a combination of trademark, copyright, and patent laws, as well as trade secret protections and confidentiality and/or license agreements with employees, customers, partners, and other third parties. We own an issued U.S. patent which is expected to remain in force until 2038, and several pending patent applications that may ultimately be issued and would expire between 2042 and 2045. We have also registered or applied for registration of various U.S. domain names, trademarks, service marks, and copyrights.

However, effective protection of trademarks, service marks, copyrights, patents, and trade secrets may not be available in every jurisdiction where our products are offered. We have previously licensed, and may continue to license in the future, certain proprietary rights—such as trademarks and copyrighted materials—to third parties. Although we seek to maintain brand quality through such licenses, there is no assurance that licensees will not engage in conduct that could materially and adversely affect the value of our intellectual property or reputation, which may, in turn, have a material adverse effect on our business, prospects, financial condition, and results of operations.

Further, there can be no assurance that the steps taken by us to protect our proprietary rights will be sufficient or that third parties will not infringe upon or misappropriate our copyrights, trademarks, patents, trade dress, or similar proprietary rights. Additionally, other parties may assert claims of intellectual property infringement against us. We have been subject to such claims in the past and expect that we may face similar legal proceedings and claims in the ordinary course of business, including allegations that we or our licensees have infringed upon the trademarks or other intellectual property rights of third parties. Even claims that are without merit could result in the expenditure of significant financial and managerial resources, potentially impacting our operations and reputation.

Human Resources

As of the date of this report, we employ approximately 68 employees, including 67 full-time and 1 part-time. Following the remote work arrangements adopted during the COVID-19 period, most of our employees have returned to full-time in-office work, although certain software development personnel currently work a hybrid schedule of three days in the office and two days remotely. Our workforce supports a broad range of functions across the business, including marketing and sales, in-house hardware and software development, light manufacturing and assembly, simulator installation, customer service, and logistics. Our operating model enables us to maintain direct oversight of key product development and customer support functions.

Facilities

We currently lease two facilities in Utah to support our operations. Our primary facility, located in Centerville, Utah, consists of approximately 19,381 square feet and serves as our corporate headquarters. This facility houses offices for more than half of our employees and supports administrative functions, sales, and research and development activities.

Our second facility, located in North Salt Lake, Utah, consists of approximately 13,000 square feet and supports manufacturing, assembly, returns, repairs, inventory storage, and logistics operations. This facility also houses office space for the remainder of our staff. Proprietary hardware, finished goods inventory, and assembled simulator storage are maintained at this location. We source components and materials used in our products, including frames, fabric, turf, foam, and other technology inputs, from local and domestic suppliers.

The Centerville facility is leased from Boulder Properties LLC pursuant to a three-year lease entered into in December 2022. During the year ended December 31, 2025, the Company entered into a lease extension agreement related to this office facility located in Centerville City, Utah. The amendment extended the lease term through November 30, 2026. Base monthly rent is $35,696, and we are also responsible for our proportionate share of operating expenses, which are currently approximately $3,000 per month. The facility includes tenant improvements designed to support our office, administrative, and research and development needs.

In June 2023, we entered into a five-year triple-net lease for the North Salt Lake facility. Base monthly rent during the first year of the lease was $10,457 and increases by 3% annually over the lease term.

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. As of the date of this filing, we are not a party to any legal proceedings that, in the opinion of management, if determined adversely, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition, or cash flows.

Insurance

We maintain an insurance policy that provides customary coverage and protections, including professional liability, general liability, employee benefits liability, and coverage against claims related to technology products and services, as well as cybersecurity risks. The policy also includes product liability coverage, which extends to claims arising from technology-related issues, such as customer data breaches, copyright infringement, misrepresentation, and fraud, as well as claims associated with physical products and services sold through our website.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy and information statements and all amendments to those reports will be available free of charge through our website at www.trugolf.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as the term is used in The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore, we may take advantage of certain exemptions from various public company reporting requirements, including:

●	a requirement to only have two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis;

●	exemption from the auditor attestation requirement on the effectiveness of our internal controls over financial reporting;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments.

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

We derive substantially all of our sales from sales of branded products and services we own. The reputation and integrity of our brands are essential to the success of our business. We believe that our consumers value the status and reputation of brands we promote, and the superior quality, performance, functionality and durability that our brands represent. Building, maintaining and enhancing the status and reputation of our brands’ image is important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote our brands, which, in turn, depends on factors such as quality, performance, functionality and durability of our products and services, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may decide to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful.

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

Our growth strategy is based upon expanding sales of our golf simulator hardware and software products, developing our franchise operations, increasing recurring software subscription revenue, and pursuing strategic growth opportunities. As of December 31, 2025, our business was not profitable. Without adequate funding, a significant increase in revenue, and satisfaction of our outstanding payables, we may not be able to achieve profitability in the existing lines of business and attract further capital. As of April 15, 2026, we had available cash resources of approximately $7,800,000.

We expect to continue to finance our operations with available net operating cash flows and will need to raise additional capital in the future by issuing equity or other forms of securities, which could significantly reduce the percentage ownership of our existing stockholders and substantially dilute the equity of existing shareholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock and may have a dilutive impact on the ownership interest of existing stockholders.

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

We rely heavily on supply chain reliability and predictability in producing, transporting and delivering our products. Pandemic, wars, inflationary trends, shifts in consumer purchasing patterns, availability of transport, labor shortages in the shipping, trucking, and warehousing industries, port strikes, infrastructure congestion, equipment shortages and other factors have all contributed to delivery delays, greater costs and uncertainty in arranging and scheduling transport of our products. If we are unable to reliably and consistently arrange shipment and storage of our products, we may be unable to ship, deliver and store our products in which case, we will have to reverse sales and issue refunds to purchasers of our products. Changes in U.S. and international trade policies, including to import and export tariffs and trade policy agreements, to address supply chain issues or otherwise could also have a significant impact on our activities both in the United States and internationally. Supply chain disruptions and adverse consequences from aggressive trade policies could have a material adverse impact on our profitability and financial performance.

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

We also use Information Technology Systems to process financial information and results of operations for internal reporting purposes to comply with regulatory financial reporting, legal and tax requirement. If the Information Technology Systems suffer severe damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on Information Technology Systems and personal data collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third-parties, including customers, suppliers, vendors and consumers. Any interruption in the Information Technology Systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation and loss of consumers.

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

We establish relationships with public figures such as teaching pros and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. Any substantial deterioration in these relationships, or substantial deterioration of our relationship with their talent managers or other key personnel, could adversely affect our business. As a result, our brands, net revenues, expenses and profitability could be harmed. If certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected.

Actions taken by endorsers associated with our products that harm the reputations of those endorsers could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition.

Actions taken by endorsers, associated with our products that harm the reputations of endorsers could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. Poor performance by our endorsers, a failure to continue to correctly identify future public figures or sports organizations, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent public figures and sports organizations could adversely affect our brand, sales and profitability. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, are costly to comply with or inconsistent among jurisdictions.

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

Our business may be adversely affected by macro-economic conditions such as inflation, employment levels, wage and salary levels, trends in consumer confidence and spending, reduction in consumer net worth, interest rates, the availability of consumer credit and taxation and tariff policies which may influence on public spending confidence. Recent dramatic downturns in the strength of the global stock markets, currencies and key economies have highlighted many, if not all, of these risks.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal controls over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors of the Company, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

If we do not effectively assist our users in deploying our products and services, succeed in helping our users quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able to achieve the foregoing, our ability to sell our products and services would be adversely affected, and our reputation with potential users could be harmed. In addition, if we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than the English language. As a result, our failure to deliver and maintain high-quality technical support services to our users could result in customers choosing to use our competitors’ products or services in the future.

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

Customer may experience difficulty in integrating E6 Connect or E6 GOLF with third-party applications, which would inhibit sales.

E6 Connect and E6 GOLF may serve a customer base with a wide variety of constantly changing hardware, operating system software, packaged software applications and networking platforms. If E6 Connect or E6 GOLF fails to gain broad market acceptance due to its inability to support a variety of these platforms, our operating results may suffer. Our business depends, in part, on the following factors:

●	Our ability to integrate E6 Connect and/or E6 GOLF with multiple platforms and existing systems and to modify our product as new versions of packaged applications are introduced;
●	Access to application program interfaces for the third-party software products that are integrated with our products; and
●	Our ability to anticipate and support new standards.

Risk Related to the Company’s Legal and Regulatory Requirements

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure our brand and negatively affect our sales.

Our trademarks, copyrights, patents, designs and other intellectual property rights are important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and patents. In spite of our efforts, counterfeiting and design copies may still occur. If we are unsuccessful in challenging the usurpation of these rights by third-parties, this could adversely affect our future sales, financial condition and results of operations. Our efforts to enforce our intellectual property rights can potentially be met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associated with protecting our intellectual property rights could result in higher operating expenses. Additionally, legal regimes outside the U.S., particularly those in Asia, including China, may not always protect intellectual property rights to the same degree as U.S. laws, or the time required to enforce our intellectual property rights under these legal regimes may be lengthy and delay our recovery.

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

The Federal Trade Commission (“FTC”) regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or the Endorsement Guides. The Endorsement Guides require endorsements to express the endorser’s genuine opinion and prohibit claims that the marketer could not legally. They also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser doesn’t have proof that the endorser’s experience represents what people will generally achieve using the product as described in the ad, then an ad featuring that endorser must make clear to the audience what results they can generally expect to achieve and the advertiser must have a reasonable basis for its representations regarding those generally expected results. Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act, or FTC Act, requires in the context using of endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.

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

We are currently a “smaller reporting company”. For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from reporting requirements applicable to other publicly reporting companies that are not smaller reporting companies. These include not being required to comply with the auditor attestation of our internal controls over financial reporting provided by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and not being required to provide certain disclosures regarding executive compensation required of larger publicly reporting companies. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other publicly reporting companies and you may not have the same protections afforded to shareholders of such companies.

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

Our Series A Preferred Stock provide that if, while the Series A Preferred Stock are outstanding, we sell any Class A common stock and/or Class A common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the conversion price of the Series A Preferred Stock in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series A Preferred Stock then in effect will be reduced to an amount equal to the new issuance price, and, the number of shares issuable upon conversion of the Series A Preferred Stock will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price provided for in the Series A Preferred Stock. In addition, if on any six month anniversary after the date the Series A Preferred Stock are issued (each, a “Reset Date”), the conversion price then in effect is greater than the closing price of the Class A common stock as of such applicable Reset Date (each, a “Reset Price”), immediately after the close of trading on such applicable Reset Date the conversion price shall automatically lower to the Reset Price. The next Reset Date will be on April 22, 2026. Finally, if at any time on or after the date of issuance there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Class A common stock, the conversion price shall be reduced to 120% of the quotient determined by dividing (x) the sum of the volume weighted average price of the Class A common stock for each of the five trading days with the lowest volume weighted average price of the Class A common stock during the fifteen consecutive trading day period ending and including the trading day immediately preceding the sixteenth trading day after such event date, divided by (y) five. If the conversion price of the Series A Preferred Stock decreases, the number of shares underlying the Series A Preferred Stock will increase, which would materially dilute the ownership of our stockholders.

Certain of the Company’s large shareholders may be able to exert significant influence on the Company and their interest may conflict with the interest of its shareholders.

Certain of the Company’s large shareholders, including our officers and directors, represented approximately 49.5% of the Company’s voting rights as of December 31, 2025. Therefore, these shareholders would be able to exert significant influence over certain matters, including matters that must be resolved by the general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interests of these shareholders may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that these shareholders may seek to pursue.

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

We requested a hearing before a Nasdaq hearing panel (the “Panel”) to present a plan to regain compliance with all the continued listing requirements of Nasdaq and such hearing was held May 15, 2025. On May 30, 2025, the Panel provided us an exception with various milestones to regain compliance, including with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) until July 8, 2025, and the minimum shareholders’ equity requirement until July 30, 2025. In addition, the Panel directed that the listing of our Class A common stock be transferred to the Nasdaq Capital Market, effective at the open of business on June 3, 2025.

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

All third party vendors’ security policies are reviewed and updated as part of our annual Security Risk Assessment. Access to sensitive data is strictly regulated and provided on a need to know basis. Access is granted for the express purpose of assisting our customers with technical and training issues related to the use of our SaaS products; or for the purpose of research, design and development of product related features and bugfixes.

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

The Company’s’ Cybersecurity Policies are updated annually and reviewed by Independent Third Party Vendors to certify compliance. The Company requires Cybersecurity Awareness training for all new hires and a minimum of an annual review of such policies for all employees. The Company created and deployed an extensive Learning Management System that tracks employee adherence to Cyber Security Awareness, HIPAA and other related content. The Company’s’ Cybersecurity Incident Response Policy provides specific steps for any employee that detects an attack to take to help stop the propagation of the threat and report the incident to their Superiors, the IT Team and the Security Manager.

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

ITEM 2. PROPERTIES

Our headquarters are located in Centerville, Utah, where we occupy an office space under a three-year lease that we entered into in December 2022. During the year ended December 31, 2025, the Company entered into a lease extension agreement related to its office facility located in Centerville City, Utah. The amendment extended the lease term through November 30, 2026.

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

Holders

As of April 15, 2026, there were 32 holders of record of our Class A Common Stock which includes CEDE & Co., the nominee of the Depository Trust Company. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we believe that the actual number of beneficial holders of our common stock is significantly greater than the number of record holders reflected in our stock records.

There were 3 holders of record of our Class B Common Stock, with 19,999 shares of our Class B Common Stock issued and outstanding.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. This management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our filings with the Securities and Exchange Commission (“SEC”) that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. See “Forward-Looking Statements; Risk Factor Summary.”

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company” or “TruGolf” refer to TruGolf Holdings, Inc. and its subsidiaries.

Overview

Business

We design, develop, manufacture, and sell golf simulators and related software for residential and commercial applications. Our product offerings include portable, professional, commercial, and custom simulators, as well as standalone software products including E6 Connect and E6 GOLF. We also offer multi-sport gaming applications. Our operations are conducted through our wholly-owned subsidiary, TruGolf, Inc., a Nevada corporation (“TruGolf Nevada”), which has been developing indoor golf simulation software and hardware since 1999.

On January 31, 2024, we consummated a business combination pursuant to which TruGolf Nevada became our wholly-owned subsidiary, and our name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc. We commenced trading on the Nasdaq Capital Market under the ticker symbol “TRUG” on February 1, 2024.

During the year ended December 31, 2025, several significant developments shaped our financial results and capital structure:

Franchise Operations. Through our subsidiary TruGolf Links Franchising, LLC (“Links”), formed in May 2024, we continued to develop our indoor golf franchise model, generating $13,125 in franchise revenue during the year ended December 31, 2025.

Reverse Stock Split. On June 23, 2025, we effected a 1-for-50 reverse stock split of our Class A and Class B common stock. On March 27, 2026, we effected a 1-for-10 reverse stock split of our Class A and Class B common stock. All share and per share amounts in this discussion have been retroactively adjusted to reflect both reverse stock splits.

Nasdaq Compliance. Following a Nasdaq hearing panel process, we regained full compliance with all Nasdaq continued listing requirements by August 1, 2025. We are currently subject to a one-year Mandatory Panel Monitor through August 2026, during which any subsequent non-compliance with the Equity Rule would result in an expedited delisting determination.

PIPE Note Extinguishment. In July 2025, we exchanged the entire outstanding principal balance of our PIPE Convertible Notes ($3,938,311) for 3,938 shares of our Series A Convertible Preferred Stock, reducing our total debt obligations and eliminating a significant source of dilution from note conversions.

Dividend Note Settlement. In April 2025, we settled approximately $3.9 million in outstanding dividend notes payable through the issuance of Class A and Class B common stock, eliminating these legacy obligations.

Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The following table sets forth our results of operations for each of the years set forth below:

	2025	2024	Change
Revenue	$18,878,997	$21,282,649	$(2,403,652)
Cost of revenue	9,359,380	7,401,511	1,957,869
Gross profit	9,519,617	13,881,138	(4,361,521)
Operating expenses:
Salaries, wages and benefits	4,615,951	9,314,415	(4,698,464)
Selling, general and administrative	11,006,020	6,669,684	4,336,336
Total operating expenses	15,621,971	15,984,099	(362,128)
Loss from operations	(6,102,354)	(2,102,961)	(3,999,393)
Other income (expense):
Interest income	265,708	106,400	159,308
Interest expense	(3,256,687)	(6,932,618)	3,675,931
Gain on fair value adjustment	-	142,319	(142,319)
Loss on extinguishment of debt	(6,135,160)	(270,594)	(5,864,566)
Loss on investment	-	262,035	(262,035)
Other income	600	-	600
Net loss	$(15,227,893)	$(8,795,419)	$(6,432,474)

Revenue

Revenue Category	2025	2024	Change
Golf simulators (hardware and perpetual licenses)	$14,681,994	$13,708,760	$973,234
Content software subscriptions	3,710,245	7,276,484	(3,566,239)
Franchise revenue	13,125	-	13,125
Other (shipping, installation, and other income)	473,633	297,405	176,228
Total net revenue	$18,878,997	$21,282,649	$(2,403,652)

Net revenues decreased $2,403,652, or 11.3%, to $18,878,997 for the year ended December 31, 2025, compared to $21,282,649 for the year ended December 31, 2024. The following discussion presents each revenue category separately.

Golf Simulators: Golf simulator revenue, which includes hardware and perpetual software licenses, increased $973,234, or 7.1%, to $14,681,994 for the year ended December 31, 2025, compared to $13,708,760 for the year ended December 31, 2024, primarily driven by increased unit volumes in our commercial channels coupled with growth in residential installations.

Content Software Subscriptions: Content software subscriptions revenue decreased $3,566,239, or 49.0%, to $3,710,245 for the year ended December 31, 2025, compared to $7,276,484 for the year ended December 31, 2024. The decrease is due to how the Company sold its content subscription licenses during the year ended December 31, 2025, which has resulted in $1,329,184 in deferred revenue to be recognized over the next twelve months.

Franchise Revenue: Franchise revenue of $13,125 was recognized for the year ended December 31, 2025, representing initial fees from our TruGolf Links Franchising subsidiary, which was formed in May 2024. No franchise revenue was recognized in the prior year.

Other Revenue: Other revenue, which includes shipping income, installation income, and other ancillary items, increased $176,228 to $473,633 for the year ended December 31, 2025, from $297,405 for the year ended December 31, 2024, primarily driven by an increase in sales of ancillary products used with our MultiSport Arcade system.

Cost of Goods Sold and Gross Profit

Cost of goods increased by $1,957,869, or 26.5% to $9,359,380 for the year ended December 31, 2025, as compared to $7,401,511 for the year ended December 31, 2024. Substantially all of the increase was attributable to $2,199,985 in non-recurring inventory adjustments arising from the reconciliation of inventory records in connection with the Company’s transition to a new accounting system during the year. Management does not expect similar adjustments to recur following the completion of the system transition. Excluding these adjustments, cost of goods sold would have been $7,159,395, relatively flat year-over-year, consistent with prior year levels relative to revenue volume. Management believes this adjusted measure provides useful information to investors as it reflects the Company’s ongoing cost structure without the impact of the system transition-related adjustments.

Gross profit decreased $4,361,521, or 31.4%, to $9,519,617 for the year ended December 31, 2025, compared to $13,881,138 for the year ended December 31, 2024. Gross margin declined to 50.4% from 65.2%, primarily reflecting the impact of the inventory reconciliation adjustments described above and the decline in higher-margin content software subscription revenue. Excluding the $2,199,985 inventory adjustments, adjusted gross profit of $11,719,602 and adjusted gross margin would have been approximately 62.1%, compared to 65.2% in the prior year. Management presents these adjusted measures to provide investors with additional insight into the Company’s underlying operating performance exclusive of the system transition-related adjustments.

Operating Expenses

Total operating expenses decreased $362,128, or 2.3%, to $15,621,971 for the year ended December 31, 2025, compared to $15,984,099 for the year ended December 31, 2024. While the aggregate change was nominal, this overall stability masks significant and largely offsetting movements within individual expense categories, each of which is discussed below.

Salaries, Wages and Benefits: Salaries, wages, and benefits decreased $4,698,464, or 50.4%, to $4,615,951 for the year ended December 31, 2025, compared to $9,314,415 for the year ended December 31, 2024. The decrease reflects a significant increase in the portion of employee compensation capitalized as software development costs during the year. During the year ended December 31, 2025, the Company capitalized $3,231,490 in software development costs, including the associated employee compensation, representing a full year of capitalization activity compared to partial year in 2024, during which capitalization commenced on March 1, 2024. The increase in capitalized compensation reduced the amount of salary expense recognized in the consolidated statements of operations and is consistent with the Company’s continued investment in its suite of software platforms. Total compensation costs incurred, including both expensed and capitalized amounts, were relatively consistent with prior year levels.

Selling, General and Administrative: SG&A increased $4,336,336, or 65.0%, to $11,006,020 for the year ended December 31, 2025, compared to $6,669,684 for the year ended December 31, 2024. The increase was primarily driven by the following: (i) outside contractor costs increased $1,329,017, reflecting the Company’s increased utilization of third-party contractors to supplement the internal capabilities following the shift of employee compensation to capitalized software development costs described above; (ii) amortization expense increased $976,600, all of which reflects the increase in amortization of capitalized software development costs from $161,350 in 2024 to $1,137,950 in 2025, as the Company’s software projects were completed and placed into operation during the year. The significant increase from the prior year reflects the fact that capitalization commenced on March 1, 2024, with the first full year of amortization recognized in 2025. This amortization is expected to continue at similar or higher levels in future periods as the capitalized development portfolio continues to amortize over its estimated three-year useful lives; (iii) professional fees increased $280,797, reflecting higher legal and accounting costs associated with the Company’s public company compliance obligations and financial statement preparation; and (iv) credit card processing fees increased $140,763, consistent with changes in the Company’s revenue mix and payment processing activity during the year.

Loss From Operations

Loss from operations increased $3,999,393 to $(6,102,354) for the year ended December 31, 2025, compared to $(2,102,961) for the year ended December 31, 2024. The widening operating loss was driven primarily by the $4,361,521 decline in gross profit, which was largely attributable to the inventory reconciliation adjustments and the decline in higher-margin software subscription revenue, while total operating expenses remained essentially flat year-over-year.

Other Income (Expense)

Total other expense, net was $(9,125,539) for the year ended December 31, 2025, compared to $(6,692,458) for the year ended December 31, 2024, an increase in expense of $2,433,081. The net change reflects significant offsetting movements within individual components, as described below.

Interest Income: Interest income increased $159,308 to $265,708 for the year ended December 31, 2025, compared to $106,400 for the year ended December 31, 2024, reflecting higher average cash balances held during the year.

Interest Expense: Interest expense decreased $3,675,931, or 53.0%, to $3,256,687 for the year ended December 31, 2025, compared to $6,932,618 for the year ended December 31, 2024. The decrease reflects the elimination of interest obligations associated with the PIPE Convertible Notes following their exchange for Series A Preferred Stock in July 2025, as well as the settlement of the dividend notes payable in April 2025, both of which significantly reduced the Company’s average interest-bearing debt balance during the year.

Gain on Fair Value Adjustment: No gain on fair value adjustment was recorded for the year ended December 31, 2025, compared to a gain of $142,319 for the year ended December 31, 2024. The prior year gain related to the revaluation of derivative liabilities associated with the PIPE Warrants, which were exchanged in April 2025 and no longer exist.

Loss on Extinguishment of Debt: Loss on extinguishment of debt was $6,135,160 for the year ended December 31, 2025, compared to $270,594 for the year ended December 31, 2024. The 2025 loss arose primarily from the exchange of the outstanding PIPE Convertible Notes for Series A Preferred Stock in July 2025. The improvement in interest expense discussed above is directly related to these same transactions, and both items should be considered together when evaluating the net economic impact of the debt restructuring activity completed during 2025.

Gain on Investment: No gain on investment was recorded for the year ended December 31, 2025, compared to a gain of $262,035 for the year ended December 31, 2024. The prior year gain related to short-term money market investments.

Net Loss

Net loss was $15,227,893 for the year ended December 31, 2025, compared to $8,795,419 for the year ended December 31, 2024, an increase of $6,432,474. The increase in net loss was driven by the $4,361,521 decline in gross profit and the $6,135,160 loss on extinguishment of debt, partially offset by a $3,675,931 reduction in interest expense resulting from the debt restructuring transactions completed during the year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated from operations, proceeds from equity financings, and available borrowings under our JP Morgan Chase line of credit. Our primary uses of cash are funding operations, capitalized software development costs, and scheduled debt service obligations.

Cash Position

The following table presents our cash position as of December 31, 2025 and 2024:

	2025	2024	Change
Cash and cash equivalents	$10,469,263	$8,782,077	$1,687,186
Restricted cash	2,100,000	2,100,000	-
Total cash	$12,569,263	$10,882,077	$1,687,186

As of December 31, 2025, we had cash and cash equivalents of $10,469,263, compared to $8,782,077 as of December 31, 2024. The $2,100,000 in restricted cash is pledged as collateral for our JP Morgan Chase line of credit and is presented separately on our consolidated balance sheets. Restricted cash is not available for general corporate purposes. Unrestricted cash available for operations as of December 31, 2025, was $10,469,263.

Summary of Cash Flows

The following table summarizes our cash flows for the years ended December 31 2025 and 2024:

	2025	2024	Change
Net cash used in operating activities	$(1,698,381)	$(3,995,606)	$2,297,225
Net cash (used in) provided by investing activities	(3,436,933)	741,143	(4,178,076)
Net cash provided by financing activities	6,822,500	8,738,976	(1,916,476)
Net increase in cash and cash equivalents	$1,687,186	$5,484,513	$(3,797,327)

Operating Activities: During the year ended December 31, 2025, we used $1,698,381 in cash from operating activities, a decrease in use of $2,297,225 compared to the cash used in operating activities of $3,995,606 during the year ended December 31, 2024. Despite a net loss of $15,227,893, operating cash consumption was significantly reduced by large non-cash charges included in net loss. The most significant non-cash items were: (i) loss on extinguishment of debt of $6,135,160, which represented the non-cash accounting loss recognized upon the exchange of the PIPE Convertible Notes for Series A Preferred Stock. This charge had no cash impact on operating activities; (ii) inventory reconciliation adjustments of $2,199,985, which represented non-cash changes recorded in connection with the Company’s transition to a new accounting system, as described in the Cost of Revenue discussion above; (iii) amortization of capitalized software development costs of $1,137,950, which represented a non-cash charge for the amortization of software development costs capitalized in prior periods and placed into service during 2025.

The improvement in operating cash flow compared to the prior year reflects the combined effect of these non-cash adjustments and changes in working capital, partially offset by the increase in operating loss from continuing operations.

Investing Activities

Net cash used in investing activities was $3,436,933 for the year ended December 31, 2025, compared to net cash provided by investing activities of $741,143 for the year ended December 31, 2024, a change of $4,178,076. The increase in cash used reflects the Company’s continued and expanded investment in capitalized software development costs, which totaled $3,231,490 for the year ended December 31, 2025, representing a full year of development activity compared to a partial year in 2024. The prior year investing activities included cash inflows related to the sale of short-term investments held by the Company, which did not recur in 2025.

Financing Activities

Net cash provided by financing activities was $6,822,500 for the year ended December 31, 2025, compared to $8,738,976 for the year ended December 31, 2024, a decrease of $1,916,476. The primary source of financing cash in 2025 was $4,999,500 received from the exercise of Series A Preferred Stock warrants. Additional financing activity during 2025 included $2,520,000 in PIPE loans, net of debt discounts which were offset by $687,000 in repayments of related party loans.

The following significant financing transactions during 2025 were non-cash in nature and therefore excluded from the statement of cash flows, but are material to understanding the Company’s capital structure:

Non-Cash Financing Transaction	Amount
Exchange of PIPE Notes and Series A & Series B Warrants for Series A Convertible Preferred Stock and Warrants	$5,651,310
Series A Convertible Preferred Stock issued in exchange of PIPE Notes	4,558,841
Series A Convertible Preferred Stock dividends converted to Class A Common Stock	4,693,111
PIPE principal converted to Class A Common Stock	3,213,000
Dividend note principal converted to Class A and Class B Common Stock	3,905,561

These non-cash transactions resulted in the elimination of all outstanding PIPE Convertible Note obligations and significantly all of the dividend note obligations, significantly improving the Company’s balance sheet and eliminating the associated interest burden going forward.

Debt Obligation and Near-Term Maturities

As of December 31, 2025, we have approximately $1,749,471 in scheduled debt payments due within the next twelve months. The JP Morgan Chase line of credit balance of $802,738 matures on December 31, 2026, and we intend to seek renewal or replacement of this facility prior to maturity. The ARJ Trust notes of $650,000 mature on March 3, 2026, and we expect to seek extension of this loan prior to maturity while we satisfy this obligation through available cash on hand. The two annual installments of the Carver Note for $37,000 each are due on March 31, 2026 and September 30, 2026. The McKettrick Note annual installment of $250,000 is due on December 21, 2026. We expect to fund all near-term debt obligations through unrestricted cash on hand and cash generated from operations.

We maintain a $2,000,000 revolving line of credit with JP Morgan Chase, secured by $2,100,000 in restricted cash pledged as collateral. As of December 31, 2025, $802,738 was outstanding under the facility, leaving available borrowing capacity of $1,197,262.

The Company has an outstanding loan of $1,600,000 from Chris Jones, our Chief Executive Officer, which bears no interest and has no stated maturity date. During the year ended December 31, 2025, the Company voluntarily repaid $400,000 of this obligation. Because this loan has no stated maturity or formal repayment schedule it is classified as a short-term obligation; however, as a related party arrangement with no documented terms, there can be no assurance as to the timing of any future repayment demands.

The Company has a gross sales royalty representing a perpetual obligation requiring minimum monthly payments of the greater of $20,833 or a percentage of monthly revenues based on trailing twelve-month revenue levels, currently fixed at 2.4% of applicable revenues. The outstanding balance of this obligation was $1,000,000 as of December 31, 2025. During the year ended December 31, 2025, royalty payments totaled $663,014. This obligation has no stated maturity date and therefore no scheduled principal maturities; it will continue to require cash outlays in perpetuity unless terminated through a change of control buyout or reduced through the exercise of the one-time buy-down option, each as provided in the Royalty Agreement.

Capital Expenditure Requirements

Our capital expenditures consist primarily of capitalized software development costs associated with the continued development of our suite of software platforms. During the year ended December 31, 2025, we capitalized $3,231,490 in software development costs, compared to $1,701,471 in 2024, reflecting the expansion of our development program to a full annual cycle. We expect to continue investing in software development at similar levels in 2026 as we advance our product roadmap. These expenditures are expected to be funded through cash on hand and cash generated from operations.

Sufficiency of Capital Resources

Based on our current unrestricted cash position of $7,849,785, available borrowing capacity of $1,197,262 under our JP Morgan Chase line of credit, and management’s assessment of expected operating cash flows, we believe our existing resources will be sufficient to fund our operations, meet our debt service obligations as they come due, and continue our software development investment program for at least the next twelve months from the date of this filing.

However, our long-term liquidity depends on our ability to improve operating cash flows through revenue growth and cost management, and to access additional financing if required. We have historically funded our operations through a combination of revenue, debt financings, and equity issuances. While we have no committed financing arrangements in place beyond the JP Morgan Chase line of credit, we believe additional financing sources would be available to us if needed; however, there can be no assurance that such financing would be available on acceptable terms or at all. Our ability to raise equity capital is also subject to our continued compliance with Nasdaq listing requirements, including during the one-year Mandatory Panel Monitor period that runs through August 2026, as described in Note 1 to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Known Trends, Events, and Uncertainties

The emergence and effects of public health crises, such as pandemics and epidemics, along with geopolitical conflicts, including the consequences of the ongoing war between Russia and Ukraine and between Israel and various factors in the Middle East, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. The following estimates involve the highest degree of judgment and uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. These descriptions should be read in conjunction with Note 2 — Summary of Significant Accounting Policies, which describes the underlying accounting policies.

Allowance for Current Expected Losses

We estimate our allowance for current expected credit losses on accounts receivable using a rate loss model that considers customer payment history, aging, current economic conditions, and management’s judgment regarding ultimate collectability. As of December 31, 2025, we recorded an allowance of $1,553,000 against gross accounts receivable of $2,613,709, representing a reserve rate of 59.4%. The reserve rate reflects the concentration of our receivables among a limited number of commercial customers and the extended payment terms common in our industry.

This estimate is inherently uncertain because it requires management to predict future customer behavior based on historical patterns that may not be indicative of future collections. A 10% increase or decrease in our reserve rate would change the allowance by approximately $261,000, with a corresponding impact on net income. Given the concentration of our receivable balance, the financial condition of a single significant customer could have a disproportionate effect on this estimate.

Inventory Valuation

We carry inventory at the lower of cost or net realizable value. Estimating net realizable value requires management to assess product demand, technological obsolescence, and the expected selling prices of inventory on hand. During the year ended December 31, 2025, we recorded $2,199,985 in inventory valuation adjustments in connection with our transition to a new accounting system, which required a comprehensive reconciliation of physical inventory counts to book records. These adjustments demonstrate the inherent uncertainty in this estimate.

Going forward, our inventory valuation is subject to risk from rapid changes in product technology and customer demand, particularly as we continue to evolve our simulator hardware lineup. A deterioration in demand for existing hardware models or the introduction of new products that render current inventory obsolete could require additional write-downs beyond those already recorded. Management reviews inventory for impairment indicators on a quarterly basis.

Capitalized Software Development Costs and Technological Feasibility and Useful Life

We capitalize software development costs once technological feasibility is established and cease capitalization when the product is available for general release. As of December 31, 2025, capitalized software development costs, net of accumulated amortization, were $3,633,661, and amortization expense was $1,137,950 for the year ended December 31, 2025, compared to $161,350 for the year ended December 31, 2024.

Two estimates embedded in this balance involve significant judgment. First, the determination of when technological feasibility is achieved affects the amount of costs eligible for capitalization versus those that must be expensed as incurred. An earlier or later feasibility determination could materially change the amount capitalized in any given period. Second, we amortize capitalized software costs over an estimated useful life of three years. If the actual useful life of our software products proves shorter than three years due to technological change or loss of market relevance, we would be required to accelerate amortization or record an impairment charge. Conversely, if useful lives are longer than estimated, our amortization expense may be overstated. Given the $3,633,661 net balance subject to this estimate, a change in the estimated useful life from three years to two years would increase annual amortization expense by approximately $538,582, which would be material to our results of operations.

Income Tax Valuation Allowance

We maintain a full valuation allowance against all of our deferred tax assets due to uncertainty regarding our ability to generate sufficient future taxable income to realize those benefits. As of December 31, 2025, the cumulative valuation allowance was $5,633,400. The determination of whether a valuation allowance is required involves significant judgment about the weight of both positive and negative evidence regarding future taxable income, including our history of cumulative losses, current operating trends, and the feasibility of tax planning strategies.

This estimate is highly sensitive to changes in management’s assessment of future profitability. If we were to conclude that it is more likely than not that some or all of our deferred tax assets will be realized, we would reduce the valuation allowance accordingly, resulting in a tax benefit and increase in net income in the period of the change. Conversely, if our deferred tax assets were to increase due to continued losses and we maintain a full valuation allowance, no additional income statement impact would result. Additionally, we have not completed an analysis under Section 382 of the Internal Revenue Code to determine whether ownership changes resulting from our 2025 equity transactions have limited our ability to utilize our net operating loss carryforwards. If a Section 382 limitation applies, a portion of our deferred tax assets related to net operating losses may need to be written off, which could be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, who serves as both our principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Material Weakness in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was not effective.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner;
●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives; and
●	lack of a full-time Chief Financial Officer and personnel with experience and expertise in public company accounting and internal control over financial reporting.

Management’s Plan to Remediate the Material Weakness

Our management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures; and
●	continue the search for a qualified individual to fill our full-time Chief Financial Officer position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

Our Board of Directors has adopted a written Code of Ethics applicable to all officers, directors and employees, which is available on our website (www.trugolf.com) under “Governance Documents” within the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025, and is incorporated into this Annual Report on Form 10-K by reference.

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

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex C	12/29/23
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 7, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex B-2	12/29/23
2.3	Plan of Conversion of TruGolf Holdings, Inc.	8-K	2.1	3/13/26
3.1	Amended and Restated Articles of Incorporation of TruGolf Holdings, Inc.	8-K	3.1	3/13/26
3.2	Bylaws of TruGolf Holdings, Inc.	8-K	3.2	3/13/26
3.3*	Certificate of Change
4.1	TruGolf Holdings, Inc. 2024 Stock Incentive Plan	10-K	4.4	4/15/25
4.2	TruGolf Holdings, Inc. 2026 Stock Incentive Plan	8-K	10.1	2/18/26
4.3	Form of Warrant to Purchase Series A Convertible Preferred Stock	8-K	10.3	4/23/25
4.4*	Description of Securities
10.1	Securities Purchase Agreement	8-K	10.1	2/7/24
10.2	Indemnity Agreement	8-K	10.5	2/6/24
10.3	Employment Agreement between TruGolf, Inc. and Christopher Jones, dated as of January 18, 2024	10-K	10.6	4/15/25
10.4	Offer Letter, dated as of January 25, 2024, by and between TruGolf, Inc. and Brenner Adams	10-K	10.7	4/15/25
10.5	Offer Letter, dated as of January 18, 2024, by and between TruGolf, Inc. and Nate Larsen	10-K	10.8	4/15/25
10.6	Securities Purchase Agreement, dated February 2, 2024	8-K	10.1	2/7/24
10.7	Registration Rights Agreement, dated February 2, 2024	8-K	10.2	2/7/24
10.8***	Form of Exchange Agreement dated April 22, 2025	8-K	10.1	4/23/25
10.9	Form of Registration Rights Agreement dated April 22, 2025	8-K	10.4	4/23/25
10.10	Form of Equity Purchase Facility Agreement dated May 14, 2025	8-K	10.1	5/15/25
10.11	Form of Registration Rights Agreement dated May 14, 2025	8-K	10.2	5/15/25
10.12	Form of Amendment and Waiver Agreement, dated as of May 28, 2025	8-K	10.1	5/29/25
10.13	Form of Waiver Agreement dated July 21, 2025	8-K	10.4	7/22/25
19	Insider Trading Policy	10-K	19	4/15/25
21.1	Subsidiaries of the Registrant	10-K	21.1	4/15/25
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
97.1	Incentive Clawback Policy	10-K	97.1	4/15/25
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Taxonomy Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*

*Filed herewith.

**Furnished herewith.

*** Certain exhibits, schedules, and/or annexes to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. the Company agrees to furnish a copy of any such omitted exhibit, schedule, or annex to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 15, 2026

By:	/s/ Brenner Adams
Name:	Brenner Adams
Title:	Director
Date:	April 15, 2026

By:	/s/ Humphrey P. Polanen
Name:	Humphrey P. Polanen
Title:	Director
Date:	April 15, 2026

By:	/s/ Riley Russell
Name:	Riley Russell
Title:	Director
Date:	April 15, 2026

By:	/s/ AJ Redmer
Name:	AJ Redmer
Title:	Director
Date:	April 15, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRUGOLF HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Trugolf Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trugolf Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie

We have served as the Company’s auditor since 2024.
Salt Lake City, Utah
April 15, 2026

TRUGOLF HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current Assets:
Cash and cash equivalents	$10,469,263	$8,782,077
Restricted cash	2,100,000	2,100,000
Accounts receivable, net	1,060,709	1,399,153
Inventory, net	863,257	2,349,345
Prepaid expenses and other current assets	985,076	116,619
Other current assets	-	45,737
Total Current Assets	15,478,305	14,792,931

Property and equipment, net	355,499	143,852
Capitalized software development costs, net	3,633,661	1,540,121
Right-of-use assets	682,648	634,269
Other long-term assets	31,023	31,023

Total Assets	$20,181,136	$17,142,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,767,385	$2,819,702
Deferred revenue	5,560,725	3,113,010
Notes payable, current portion	9,733	10,001
Notes payable to related parties, current portion	2,537,000	2,937,000
Line of credit, bank	802,738	802,738
Dividend notes payable	118,362	4,023,923
Accrued interest	594,590	661,376
Accrued and other current liabilities	1,463,742	999,307
Accrued and other current liabilities - assumed in Merger	45,008	45,008
Lease liability, current portion	502,526	363,102
Total Current Liabilities	14,401,809	15,775,167

Non-current Liabilities:
Notes payable, net of current portion	-	9,732
Note payables to related parties, net of current portion	287,000	624,000
PIPE loan payable, net	-	4,068,953
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	191,944	305,125

Total Liabilities	15,880,753	21,782,977

Commitments and Contingencies (Note 20)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10 million shares authorized
Series A Convertible Preferred Stock, $0.0001 par value per share; authorized - 50,000 shares; 5,427 and 0 shares issued and outstanding, respectively. Liquidation preference of $1,821,410 as of December 31, 2025	1	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized:
Common stock - Class A, $0.0001 par value, 90 million shares authorized; 422,899 and 52,241 shares issued and outstanding, respectively	41	5
Common stock - Class B, $0.0001 par value, 10 million shares authorized; 19,999 and 3,434 shares issued and outstanding, respectively	2	-
Treasury stock at cost, 9 shares of common stock held, respectively	(2,037,000)	(2,037,000)
Additional paid-in capital	47,413,839	18,551,710
Accumulated deficit	(41,076,500)	(21,155,496)

Total Stockholders’ Equity (Deficit)	4,300,383	(4,640,781)

Total Liabilities and Stockholders’ Equity (Deficit)	$20,181,136	$17,142,196

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Revenue, net	$18,878,997	$21,282,649
Cost of revenue	9,359,380	7,401,511
Total gross profit	9,519,617	13,881,138

Operating expenses:
Salaries, wages and benefits	4,615,951	9,314,415
Selling, general and administrative	11,006,020	6,669,684
Total operating expenses	15,621,971	15,984,099

Loss from operations	(6,102,354)	(2,102,961)

Other (expenses) income:
Interest income	265,708	106,400
Interest expense	(3,256,687)	(6,932,618)
Gain on fair value adjustment	-	142,319
Loss on extinguishment of debt	(6,135,160)	(270,594)
Gain on investment	-	262,035
Other income	600	-
Total other expense	(9,125,539)	(6,692,458)

Loss from operations before provision for income taxes	(15,227,893)	(8,795,419)

Provision for income taxes	-	-
Net loss	$(15,227,893)	$(8,795,419)

Net loss per common share - basic and diluted	$(51.39)	$(377.98)

Weighted average shares outstanding - basic and diluted	296,313	23,270

The accompanying notes are an integral part of these consolidated financial statements.

F-4

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Net loss	$(15,227,893)	$(8,795,419)

Other comprehensive gain (loss):

Unrealized gain (loss) in fair value of short-term investments	-	1,662

Comprehensive loss	$(15,227,893)	$(8,793,757)

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

										Accumulated
	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Total

Balance at December 31, 2023	-	$-	1,310	$-	-	$-	(9)	$(2,037,000)	$10,479,858	$(1,662)	$(12,358,924)	$(3,917,728)

Common stock exchanged in Merger	-	-	(1,310)	-	-	-	-	-	(3,854,693)	-	-	(3,854,693)
Issuance of common stock - Series A exchanged in Merger	-	-	23,077	2	-	-	-	-	(2)	-	-	-
Issuance of common stock - Series B issued in Merger	-	-	-	-	3,434	-	-	-	-	-	-	-
Revaluation of costs of Merger	-	-	-	-	-	-	-	-	385,000	-	(1,153)	383,847
Issuance of common stock for interest and make good	-	-	1,446	-	-	-	-	-	700,821	-	-	700,821
Issuance of common stock for conversion of notes	-	-	27,575	3	-	-	-	-	9,989,657	-	-	9,989,660
Stock-based compensation												-
- common stock	-	-	144	-	-	-	-	-	119,959	-	-	119,959
- options	-	-	-	-	-	-	-	-	538,323	-	-	538,323
Debt refinance conversion	-	-	-	-	-	-	-	-	192,787	-	-	192,787
Realized gain in fair value of short-term investments	-	-	-	-	-	-	-	-	-	1,662	-	1,662
Net loss	-	-	-	-	-	-	-	-	-	-	(8,795,419)	(8,795,419)
Balance as of December 31, 2024	-	$-	52,241	$5	3,434	$-	(9)	$(2,037,000)	$18,551,710	$-	$(21,155,496)	$(4,640,781)

Issuance of Series A Preferred and associated warrants	5,823	$-	-	$-	-	$-	-	$-	$9,870,150	$-	$-	$9,870,150
Issuance of Series A Preferred for conversion of warrants	5,555	1	-	-	-	-	-	-	4,999,499	-	-	4,999,500
Issuance of common stock for conversion of Series A Preferred and dividends	(5,951)	-	341,837	34	-	-	-	-	4,693,077	-	(4,693,111)	-
Issuance of common stock for conversion of PIPE notes, interest and make good	-	-	20,360	1	-	-	-	-	5,382,706	-	-	5,382,707
Issuance of common stock for conversion of dividend note payable	-	-	8,466	1	16,566	2	-	-	3,905,558	-	-	3,905,561
Reverse stock split adjustment	-	-	(5)	-	(1)	-	-	-	-	-	-	-
Stock-based compensation												-
- options	-	-	-	-	-	-	-	-	11,139	-	-	11,139
Net loss	-	-	-	-	-	-	-	-	-	-	(15,227,893)	(15,227,893)
Balance as of December 31, 2025	5,427	$1	422,899	$41	19,999	$2	(9)	$(2,037,000)	$47,413,839	$-	$(41,076,500)	$4,300,383

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net loss	$(15,227,893)	$(8,795,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,131,746	301,442
Amortization of convertible notes discount	359,037	728,278
Amortization of right-of-use asset	372,955	338,394
Change in fair value of derivative liability	-	(142,319)
Bad debt expense	82,137	826,207
Change in OCI	-	1,662
Loss on extinguishment of debt	6,135,160	270,594
Stock issued for make good provisions on debt conversion	2,169,707	700,821
Stock options issued to employees	11,139	538,323
Stock issued for services	-	119,959
Changes in operating assets and liabilities:
Accounts receivable, net	256,312	173,512
Inventory, net	1,486,088	(230,261)
Prepaid expenses	(868,457)	145,514
Other current assets	45,737	(45,737)
Other assets	-	50,001
Accounts payable	(52,318)	444,961
Deferred revenue	2,447,715	1,408,786
Accrued interest payable	(66,786)	201,504
Accrued and other current liabilities	464,432	(634,557)
Other liabilities	(50,000)	(63,015)
Lease liability	(395,092)	(334,256)
Net cash used in operating activities	(1,698,381)	(3,995,606)

Cash flows from investing activities:
Purchases of property and equipment	(205,443)	(36,339)
Capitalized software, net	(3,231,490)	(1,701,471)
Sale of short-term investments	-	2,478,953
Net cash provided by (used in) investing activities	(3,436,933)	741,143

Cash flows from financing activities:
Proceeds from PIPE loans, net of discount	2,520,000	8,902,681
Proceeds from exercise of Series A Preferred warrants	4,999,500	-
Proceeds from notes payable - related party	-	2,000,000
Proceeds from investment fund (PIPE)	-	2,112,560
Cash acquired in Merger	-	103,818
Debt refinance conversion	-	192,787
Costs of Merger paid from PIPE loan	-	(1,947,787)
Repayments of line of credit	-	(1,980,937)
Repayments of liabilities assumed in Merger	-	(100,000)
Repayments of notes payable	(10,000)	(9,146)
Repayments of notes payable - related party	(687,000)	(535,000)
Net cash provided by financing activities	6,822,500	8,738,976

Net change in cash, cash equivalents and restricted cash	1,687,186	5,484,513

Cash, cash equivalents and restricted cash - beginning of year	10,882,077	5,397,564

Cash, cash equivalents and restricted cash - end of year	$12,569,263	$10,882,077

Supplemental cash flow information:
Cash paid for:
Interest	$108,993	$923,975
Income taxes	$-	$-
Non-cash investing and financing activities:
PIPE note principal converted to Class A Common Stock	$3,213,000	$5,832,600
Dividend note principal converted to Class A and Class B Common Stock	$3,905,561	$-
Exchange of PIPE Notes and Series A and B Warrants for Series A Convertible Preferred Stock and Warrants for Series A Convertible Preferred Stock	$5,651,310	$-
Series A Convertible Preferred Stock issued in exchange of PIPE Notes	$4,558,841	$-
Series A Convertible Preferred Stock dividends converted to Class A Common Stock	$4,693,111	$-
Right-of-use assets obtained in exchange for operating lease liabilities (lease modification)	$421,334	$-
Convertible notes exchanged for PIPE note	$-	$2,419,622
Class A Common Stock exchanged in Merger	$-	$3,854,573
Class A Common Stock issued in Merger	$-	$1,154
Class B Common Stock issued in Merger	$-	$172
Derivative liability related to warrants	$-	$142,319
Termination of loan payable	$-	$1,875,000

The accompanying notes are an integral part of these consolidated financial statements.

TRUGOLF HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Organization and Business

TruGolf Holdings, Inc. (including its subsidiaries, “the Company,” “we,” “us,” or “our”) designs, develops, manufactures, and sells golf simulators and related software for residential and commercial applications. Our product offerings include portable, professional, commercial, and custom simulators, as well as standalone software products including E6 Connect and E6 GOLF. We also offer multi-sport gaming applications.

Our operations are conducted through our wholly-owned subsidiary, TruGolf, Inc., a Nevada corporation (“TruGolf Nevada”), which has been developing indoor golf software and hardware since 1999. On January 31, 2024, we consummated a business combination pursuant to which TruGolf Nevada became our wholly-owned subsidiary, and our name was changed from Deep Medicine Acquisition Corp. to TruGolf Holdings, Inc.

On May 10, 2024, the Company formed TruGolf Links Franchising, LLC (“Links”), a wholly-owned subsidiary, to establish and sell franchises utilizing the Company’s indoor golf and recreational sports simulators. As of December 31, 2025, Links had received $1,104,375 in franchise deposits, recorded as deferred revenue.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to comply with certain reduced public company reporting requirements.

Reverse Stock Split

On June 23, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware to effect a 1-for-50 reverse stock split of the Class A and Class B shares of the Company’s issued and outstanding common stock, effective as of 12:01 a.m. Eastern Time on June 23, 2025 (the “2025 Reverse Stock Split”) and began trading on a 2025 Reverse Stock Split-adjusted basis on Nasdaq on June 23, 2025. As a result of the Reverse Stock Split, the number of Class A common shares outstanding was reduced from 40,532,150 to 810,617 and the number of Class B common shares outstanding was reduced from 10,000,000 to 199,999, and the number of authorized shares of common stock remained unchanged.

On March 25, 2026, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware to effect a 1-for-10 reverse stock split of the Class A shares of the Company’s issued and outstanding common stock, effective as of 12:01 a.m. Eastern Time on March 27, 2026 (the “2026 Reverse Stock Split”, and together with the 2025 Reverse Stock Split, the “Reverse Stock Split”) and began trading on a 2026 Reverse Stock Split-adjusted basis on Nasdaq on March 27, 2026. As a result of the 2026 Reverse Stock Split, the number of Class A common shares outstanding as of December 31, 2025, was reduced from 4,228,985 to 422,899 and the number of Class B common shares outstanding was reduced from 199,999 to 19,999, and the number of authorized shares of common stock remained unchanged. All share amounts have been retroactively adjusted for the Reverse Stock Split.

Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards and warrants, as applicable. See Note 16 - Stockholders’ Equity (Deficit) for information and disclosures relating to adjustments related to the Reverse Stock Split.

Nasdaq Compliance

On July 15, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that since it failed to file its Form 10-Q for the period ended March 31, 2024, it no longer complied with Nasdaq Listing Rule 5250(c)(1). The deficiency letter did not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. On August 14, 2024, the Company filed its Quarterly Report in the Form 10-Q for the period ended March 31, 2024, and the Company regained compliance with the applicable Nasdaq rule.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the Unites States of America (“GAAP”) and in conformity with the instructions on Form 10-K and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements.

Reclassifications

Certain reclassifications have been made to the financial statements for the year ended December 31, 2024, to conform to the financial statement presentation for the year ended December 31, 2025. These reclassifications had no effect on net loss or cash flows as previously reported.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the consolidated financial statements. Actual results could differ from those estimates. The Company evaluates estimates and assumptions on an ongoing basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. As of December 31, 2025 and 2024, the Company had cash in excess of FDIC limits of approximately $11,468,910 and $9,662,000, respectively.

Accounts Receivable, net

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business. Accounts receivable are recorded at the time of sale, net of an allowance for current expected credit losses (“CECL”) in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments – Credit Losses”, The Company estimates CECL using a rate loss model based on delinquency. The estimated loss rate is based on historical experience with specific customers, understanding of the Company’s current economic circumstances, reasonable and supportable forecasts, and the Company’s judgment as to the likelihood of ultimate payment based upon available data. Management believes the Company’s credit risk is mitigated by the geographically diverse customer base and its credit evaluation procedures. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2025 and 2024, the Company estimated an allowance for CECL of $1,553,000 and $1,470,868, respectively.

Inventory, net

The Company’s inventory consists of raw materials and are valued at the lower of historical cost or net realizable value, where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on an average or specific cost basis. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. As of December 31, 2025 and 2024, the Company had $248,312 and $448,360, respectively, reserved for obsolete inventory.

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

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of our software used in our simulators. In accordance with authoritative guidance, including ASC 985-20, Software – Costs of Software to be Sold, Leased, or Marketed, the Company began to capitalize these costs when the technological feasibility was established and preliminary development efforts were successfully completed, management authorized and committed project funding, and it was probable that the project would be completed and the software would be used as intended. Such costs are amortized when placed in service, on a straight-line basis over the estimated life of the related asset, estimated to be three years beginning on February 1, 2024. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in selling, general and administrative expenses on our consolidated statements of operations. The Company does not capitalize any testing or maintenance costs. The accounting for these capitalized software costs requires management to make significant judgments, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. The balance of capitalized software development costs, net of accumulated amortization, at December 31, 2025 and 2024, was $3,633,661 and $1,540,121, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $776,316 and $736,744 for the years ended December 31, 2025 and 2024, respectively, and are recorded in operating expenses on the consolidated statements of operations.

Debt with Warrants

In accordance with ASC 470-20-25, when the Company issues debt with warrants, the Company treats the fair value of the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations using the straight-line method. The offset to the contra-liability is recorded as either equity or liability in the Company’s consolidated balance sheets depending on the accounting treatment of the warrants. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations.

Fair Value Measurements

The fair value of a financial instrument is the amount the Company would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

According to ASC Topic 820, “Fair Value Measurement,” the fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair value of its assets and liabilities. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, and customer deposits approximate fair value, given their short-term nature. The carrying value of lease obligations and notes payable also approximates fair value given these instruments bear prevailing market interest rates.

Leases

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. Contracts containing a lease are further evaluated for classification as a ROU operating lease or a finance lease.

At inception or modification, the Company recognizes ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

When calculating the present value of minimum lease payments, the Company accounts for leases as one single lease component if a lease has both lease and non-lease components. Variable lease and non-lease components are expensed as incurred. The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2025 and 2024, the Company’s net deferred tax asset has been fully reserved.

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

Revenue Recognition

The Company records revenue in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

The Company primarily recognizes revenue from: (i) golf simulators, (ii) content software subscriptions, and (iii) franchise operations, including regional developer territory fees, initial franchise fees, and ongoing royalty fees.

Performance obligations under our contracts consist of hardware, software consisting of perpetual licenses and subscription licenses, support, and franchise rights within a single operating segment.

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

Reseller Subscription Royalties – The Company has entered into reseller arrangements under which authorized resellers distribute and facilitate the sale or renewal of the Company’s content software subscriptions through their platforms. Pursuant to these arrangements, the Company pays each reseller a royalty calculated as a percentage of net subscription revenue attributable to subscriptions sold or renewed through the reseller’s platform. In accordance with ASC 606, these royalty payments represent consideration payable to a customer and are recorded as a reduction of content software subscription revenue (contra revenue) rather than as an operating expense, as the payments are not made in exchange for a distinct good or service transferred to the Company that has a reliably estimable fair value separate from the subscription revenue to which the royalty relates. The Company has determined that recognizing these royalties upon the occurrence of the related subscription purchase or renewal event does not produce a result that is materially different from ratable recognition over the related subscription terms, given the short settlement cycle and immaterial amounts involved. Accordingly, reseller subscription royalties are recognized as contra revenue in the period the related subscription purchase or renewal occurs. Royalty amounts payable but not yet remitted to the reseller are accrued as a liability within accrued expenses on the consolidated balance sheet.

Regional Developer Territory Fees – The Company enters into Regional Developer Agreements (“RDAs”) that grant Regional Developers exclusive territorial rights to solicit and support franchisees within defined geographic areas in exchange for a nonrefundable upfront RD Territory Fee. Because the RDA prohibits subfranchising, the territorial exclusivity cannot be utilized independently of opening individual franchise locations. Accordingly, the upfront fee is recorded as deferred revenue and allocated on a pro rata basis to each franchise location contemplated in the Development Schedule. The allocated amount for each location is recognized as revenue on a straight-line basis over the term of the RDA, commencing upon execution of that agreement.

Initial Franchise Fees – the Company enters into unit franchise agreements with individual franchisees for the operation of TruGolf Links Centers. Each agreement requires payment of a nonrefundable Initial Franchise Fee, which together with any allocated RD Territory Fee amount, is deferred upon receipt and recognized as revenue on a straight-line basis over the term of the franchise agreement. The franchise right constitutes a license of symbolic intellectual property whose value is derived from the Company’s ongoing brand, marketing, and system support activities.

Franchise Royalty Fees – The Company earns ongoing royalties from franchisees as a percentage of franchisee gross sales. Royalty revenue is recognized when the underlying franchisee sales occur, consistent with the sales-based royalty exception under ASC 606. The Company estimates royalty revenue when franchisee sales data is unavailable at period end and records a true-up in the subsequent period.

Regional Developer Compensation – Under each RDA, the Company remits to the Regional Developer a contractual percentage of Initial Franchise Fees collected (Sales Services Compensation) and Franchise Royalty Fees collected (Support Services Compensation) from franchisees within the territory. Sales Services Compensation is recognized as an operating expense ratably over the term of the related unit franchise agreement. Support Services Compensation is recognized as an operating expense in the same period as the related royalty revenue.

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

Revenue from franchise operations is deferred upon receipt. RD Territory Fees are recognized as the allocated portion of each material right is earned over the term of the corresponding RDA. Initial Franchise Fees are recognized on a straight-line basis over the term of each unit franchise agreement.

During the years ended December 31, 2025 and 2024, the Company recognized $3,113,010 and $1,704,224 of golf simulator and subscription services revenue, respectively, that was included in deferred revenue balances at the beginning of the year. Revenue recognized from franchise deferred balances during the year ended December 31, 2025 was $13,125.

Remaining Performance Obligations

As of December 31, 2025, approximately $4.5 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize 100% of this revenue over the next 12 months. Deferred revenue associated with franchise operations totaling approximately $1.1 million is expected to be recognized over the terms of the applicable franchise and regional developer agreements, which range up to ten years.

Cost of Revenues

Cost of revenue includes direct materials, labor, manufacturing overhead costs and reserves for estimated warranty cost (excluding depreciation). Cost of revenues also includes direct costs incurred to deliver its software products, content subscriptions, and integrated simulator solutions to customer, charges to write down the carrying value of the inventory when it exceeds its estimated net realizable value and to provide for on-hand inventories that are either obsolete or in excess of forecasted demand, as consistently reviewed by the Company. During the years ended December 31, 2025 and 2024, the Company recorded an expense of $295,547 and $0 in inventory write-down, respectively.

Content Licensing Royalties – The Company pays royalties to third-party golf course owners and licensors for the right to include licensed course content in its software products and subscriptions. These royalties are recognized as cost of revenue in the period the related software or subscription revenue is recognized, as they represent direct costs of delivering licensed content to customers. Royalty rates and terms vary by course licensor and are governed by individual license agreements.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

Stock-based Compensation

The Company has the ability to grant employees a number of different stock-based awards, including restricted shares of common stock, restricted stock units, stock options, and stock appreciation rights to purchase common stock, under the TruGolf Holdings, Inc. 2024 Incentive Plan (the “2024 Plan”).

Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “Share-Based Payments.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant. The Company has elected to recognize forfeitures as they occur.

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

Segment Reporting

The Company identifies reporting segments based on how the chief operating decision maker (“CODM”) regularly reviews financial information to allocate resources and assess performance. Our CODM, who is our Chief Executive Officer, reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and operating income by our sole reportable segment.

As of December 31, 2025, the Company operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of indoor golf simulators. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods.

The Company measures segment performance based on operating income, which includes revenues and operating expenses directly attributable to each segment. Certain corporate expenses, including executive management, corporate finance, legal, compliance, information technology, and human resources, are allocated to the segments based on relative revenues, headcount, and management’s assessment of resources consumed by each segment. Corporate assets, including cash and cash equivalents, deferred tax assets, and corporate facilities, are not allocated to the reportable segments. There are no intersegment revenues or transfers between the Company’s reportable segments.

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

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations.” The Company evaluates each transaction to determine whether the acquired set of assets and activities constitute a business. If the acquired set meets the definition of a business, the transaction is accounted for as a business combination, and the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at their respective acquisition date fair values. Any excess of the purchase consideration over the fair value of the net identifiable assets acquired is recorded as goodwill. If the acquired set does not meet the definition of a business, the transaction is accounted for as an asset acquisition, and the cost of the group of assets acquired are allocated to the individual assets acquired or liabilities assumed based on their value without giving rise to goodwill.

Related Parties

The Company identifies related parties and transactions with such parties in accordance with ASC 850, “Related Party Disclosures.” Related parties include affiliates, principal owners, directors, executive officers, and entities under common control. Transactions with related parties are recorded at amounts that are considered to approximate arm’s length terms. The Company discloses all material related party transactions and outstanding balances in the accompanying consolidated financial statements and related footnotes.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company adopted ASU 2023-05 on January 1, 2025. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. These amendments are to be applied prospectively, with retrospective application permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the guidance for capitalizing internal-use software costs to better reflect contemporary software development practices, including agile and iterative methodologies. The amendments remove all references to prescriptive project stages from the existing three-stage framework and replace them with a principles-based approach under which an entity begins capitalizing software costs when two criteria are met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The standard also supersedes the existing guidance on website development costs under Subtopic 350-50 and incorporates those costs into the Subtopic 350-40 framework, and requires capitalized internal-use software costs to comply with the disclosure requirements of ASC 360-10, Property, Plant, and Equipment. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted, and the standard may be applied on a retrospective, prospective, or modified retrospective basis. The Company is currently evaluating the impact this standard will have on its financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its financial statements.

NOTE 3 – BUSINESS COMBINATION

On January 19, 2024, TruGolf Holdings, Inc. (formerly known as Deep Medicine Acquisition Corp., “DMAQ”) completed a business combination (the “Business Combination”) with TruGolf, Inc. (“TruGolf Nevada”) pursuant to the terms of the Agreement and Plan of Merger dated May 26, 2023. Upon closing, TruGolf Nevada became a wholly-owned subsidiary of the Company, and the combined company was renamed TruGolf Holdings, Inc.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DMAQ was treated as the acquired company for accounting purposes, with TruGolf Nevada as the accounting acquirer. Accordingly, the consolidated financial statements of the Company represent a continuation of the financial statements of TruGolf Nevada, with the assets and liabilities of DMAQ recognized at their historical carrying values at the closing date. No goodwill or other intangible assets were recorded as a result of the Business Combination.

The aggregate consideration paid to TruGolf Nevada shareholders consisted of 14,934 shares of the Company’s Class A and Class B common stock, determined using an exchange ratio of approximately 1.14:1 based on 13,098 shares of TruGolf Nevada common stock outstanding immediately prior to closing.

For a complete description of the Business Combination, including the purchase price allocation, transaction costs, and the composition of shares issued at closing, refer to Note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 4 – DISAGGREGATION OF REVENUES

The Company’s revenues are disaggregated based on revenue type, including (i) golf simulators, (ii) content software subscriptions, (iii) franchise revenue, and (iv) other.

The Company’s net revenues for the years ended December 31, 2025 and 2024, are disaggregated as follows:

	Year Ended December 31,
	2025	2024
Revenues:
Golf Simulators(1)	$14,681,994	$13,708,760
Content Software Subscriptions	3,710,245	7,852,699
Franchise Revenue	13,125	-
Other(2)	473,633	297,405
Total net revenue	$18,878,997	$21,282,649

(1)	Includes items such as hardware and proprietary perpetual licenses.
(2)	Includes items such as shipping income and installation income.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable and allowance for doubtful accounts consisted of the following as of December 31:

	2025	2024
Trade accounts receivable	$2,613,709	$2,870,021
	2,613,709	2,870,021
Less allowance for doubtful accounts	(1,553,000)	(1,470,868)
Total accounts receivable, net	$1,060,709	$1,399,153

NOTE 6 – INVENTORY, NET

The following summarizes inventory as of December 31:

	2025	2024
Inventory - raw materials	$1,111,569	$2,797,705
Less reserve allowance for obsolescence	(248,312)	(448,360)
Inventory, net	$863,257	$2,349,345

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The following summarizes property and equipment as of December 31:

	2025	2024
Software and computer equipment	$877,381	$795,369
Furniture and fixtures	354,314	230,883
Vehicles	59,545	59,545
Equipment	15,873	15,873
	1,307,113	1,101,670
Less accumulated depreciation	(951,614)	(957,818)
Total other long-term assets	$355,499	$143,852

Total depreciation expense was $38,470 and $76,794 for the years ended December 31, 2025 and 2024, respectively.

The following summarizes capitalized software development costs as of December 31, 2025:

Capitalized software – December 31, 2024	$1,540,121
Capitalized software development costs - 2025	3,231,490
Less accumulated amortization	(1,137,950)
Capitalized software – December 31, 2025	$3,633,661

Total amortization expense for the years ended December 31, 2025 and 2024, was $1,137,950 and $161,350, respectively.

NOTE 8 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following amounts as of December 31:

	2025	2024
Accrued payroll	$1,478	$108,945
Credit cards	434,374	55,180
Warranty reserve	140,000	140,000
Sales tax payable	-	105,563
Other accrued liabilities	887,890	589,619
Total accrued and other current liabilities	$1,463,742	$999,307

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following as of December 31:

	2025	2024
Note payable - Ethos Management Inc.	$-	$-
Note payable - Mercedez-Benz	9,733	19,733
	9,733	19,733
Less deferred loan fees - Ethos Management Inc.	-	-
Less current portion	(9,733)	(10,001)
Note payable long-term portion	$-	$9,732

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

The Ethos Loan stipulates that fundings should happen approximately every 30 banking days, subject to Ethos completing periodic internal audits to ensure the Company was in compliance with the terms of the loan agreement. In August 2023, Ethos informed the Company that unrelated to the Company, Ethos was undergoing a routine audit of its portfolio, and pending the close of the audit, borrowers may experience delays in drawing on funds when requested. In February 2024, due to the lack of additional fundings and in accordance with the terms of the Ethos Loan, the Company sent Ethos a notice of termination for materially breaching the Ethos Loan agreement. Based on the termination for default clause in the Ethos Loan, the Company was entitled to retain all funds disbursed by Ethos and Ethos must release the Deposit Collateral. At the date of the Ethos Loan termination the principal and accrued interest owed on the Ethos Loan was $2,383,059 and $81,560, respectively. As a result of the Ethos Loan termination, the outstanding principal and accrued interest was offset by the Deposit Collateral leaving $589,619, which is included in Accrued and other current liabilities on the consolidated balance sheets at both December 31, 2025 and 2024, respectively (See Note 8 – Accrued and Other Current Liabilities).

Mercedes-Benz

In November 2020, the Company entered into a $59,545, 5.90% annual interest rate note payable with Mercedez-Benz for a delivery van. The note matures on November 20, 2026, and is secured by the van. The Company makes a monthly payment of $908, which includes both principal and interest. The outstanding principal on the note at December 31, 2025 and 2024, was $9,733 and $19,733, respectively.

NOTE 10 – PIPE CONVERTIBLE NOTES

On February 2, 2024, the Company executed a securities purchase agreement (the “Purchase Agreement”) with various investors (together, the “PIPE Investors”). Pursuant to the terms and conditions of the Purchase Agreement, the PIPE Investors agreed to purchase from the Company (i) senior convertible notes in the aggregate principal amount of up to $15.5 million (the “PIPE Convertible Notes”), (ii) Series A warrants to initially purchase 140,909 shares of the Company’s Class A common stock (the “Series A Warrants”), and (iii) Series B warrants to initially purchase 155,000 shares of the Company’s Class A common stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “PIPE Warrants”) (the “PIPE Financing”).

During 2024, the Company completed additional closings under the Purchase Agreement, resulting in the issuance of PIPE Convertible Notes with aggregate principal amounts of $4.65 million (February 6, 2024), $3.3 million (November 7, 2024), and $2.1 million (December 16, 2024). The notes carried an Original Issue Discount of 10% and bore interest at rates specified in the respective note agreements.

On January 8, 2025, certain PIPE Investors agreed to purchase an additional $2.8 million in principal amount of PIPE Convertible Notes with an Original Issue Discount of $280,000 for gross proceeds of $2.52 million.

During the year ended December 31, 2025, the Company converted an aggregate principal amount of $1,558,000 and $1,082,194 in accrued and make-whole interest related to the PIPE Convertible Notes into 14,230 shares of the Company’s Class A common stock. Conversions were made at the “Alternate Conversion Price” defined as the lesser of the fixed conversion price or 90% of the lowest volume weighted average price (“VWAP”) of the Company’s Class A common stock over the five consecutive trading days prior to conversion.

On July 21, 2025, pursuant to the PIPE Exchange Agreements (see below), the Company exchanged the entire outstanding principal balance of $3,938,311 related to the PIPE Convertible Notes in exchange for (i) 3,938 shares of the Company’s Series A Preferred Stock and (ii) an agreement to extend the expiration date of the Series A Preferred Warrants held by such holders by two years. This exchange was accounted for as an extinguishment of debt, and as a result, the outstanding principal and accrued interest balance of the PIPE Convertible Notes was reduced to $0 as of December 31, 2025.

PIPE Convertible Notes payable consisted of the following as of December 31, 2025:

PIPE Convertible Note - Tranche 1 - February 7, 2024	$4,650,000
PIPE Convertible Note - Tranche 2 - November 7, 2024	3,570,594
PIPE Convertible Note - Tranche 2 - December 16, 2024	2,100,000
PIPE Convertible Notes, net	10,320,594
Less: Debt Discount associated with OID and Warrants	(1,147,319)
PIPE Convertible Notes, net	9,173,275
Less: Gross PIPE Convertible Note principal converted into Class A common stock	(5,832,600)
Add accretion of debt discount	728,278
Total PIPE Convertible Notes, net at of December 31, 2024	4,068,953
PIPE Convertible Notes issued	2,800,000
Less: Debt Discount associated with OID	(280,000)
PIPE Convertible Notes, net	6,588,953
Less: Gross PIPE Convertible Note principal converted into Class A common stock	(3,213,000)
Add: Accretion of debt discount	359,037
Less: Exchange for Series A Preferred Stock	(3,734,990)
Total PIPE Convertible Notes, net at December 31, 2025	$-

During the years ended December 31, 2025 and 2024, amortization expense related to the Original Issue Discount of the PIPE Convertible Notes was $359,037 and $728,278, respectively. The principal balance of the PIPE Convertible Notes, net of Debt Discounts, and accrued interest related to the PIPE Convertible Notes at December 31, 2025, was $0 and $0, respectively. The principal balance of the PIPE Convertible Notes, net of Debt Discounts, and accrued interest related to the PIPE Convertible Notes at December 31, 2024, was $4,068,953 and $154,500, respectively.

PIPE Exchange Agreements

On April 22, 2025, the Company entered into Exchange Agreements, (the “Exchange Agreements” and each, an “Exchange Agreement”), by and among the Company and each of the PIPE Convertible Note holders (the “Holders”)., pursuant to which each such Holder would exchange (i) the amounts remaining outstanding under the PIPE Convertible Notes and certain other amounts outstanding with respect thereto in the aggregate amount (the “Note Exchange”), and (ii) the PIPE Warrants. Pursuant to the Exchange Agreements, on the effective date of the Exchange Agreements, which was April 22, 2025, the PIPE Warrants were exchanged, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), into an aggregate of 1,885 shares of the Company’s newly created Series A preferred stock (the “Series A Preferred Stock”, and (ii) warrants to purchase up to 37,033 shares of Series A Preferred Stock (the “Series A Preferred Warrants”). As a result of the exchange of the PIPE Warrants on April 22, 2025, the derivative liability previously associated with the PIPE Warrants was fully extinguished, and no derivative liabilities existed as of or during the year ended December 31, 2025.

Pursuant to the Exchange Agreements, on the closing of the Note Exchange the amounts owing under the PIPE Convertible Notes were to be exchanged into share of the Company’s Series A Preferred Stock. From the date of the Exchange Agreements until the date of the Note Exchange, the conversion price of the PIPE Convertible Notes was reduced to $1.00 per share, which was then adjusted to $50.00 per share and then again to $500.00 per share as a result of the Reverse Stock Split. See Note 16 – Stockholders’ Equity (Deficit) for the impact on the Company’s equity instruments.

NOTE 11 – RELATED PARTY NOTES AND LOANS PAYABLE

Related party notes payable consisted of the following as of December 31:

	2025	2024
Note payable - ARJ Trust	$650,000	$650,000
Note payable - McKettrick	500,000	800,000
Note payable - Carver	74,000	111,000
Loan - Chris Jones	1,600,000	2,000,000
	2,824,000	3,561,000
Less current portion	(2,537,000)	(2,937,000)
Note payable long-term portion	$287,000	$624,000

Future maturities of related party notes and loan payables as of December 31, 2025:

2026	$2,537,000
2027	287,000
Total	$2,824,000

ARJ Trust

In December 2008, the Company entered into a note payable with ARJ Trust, a trust that is indirectly controlled by the Company’s chief executive officer. The note had a principal amount of $500,000, an interest rate of 8.50% per annum, and an amended maturity date of September 30, 2025. The Company is required to make monthly interest-only payments of $3,541.

In June 2010, the Company entered into a second note payable with ARJ Trust. The note has a principal amount of $150,000, an interest rate of 8.50% per annum, and an amended maturity date of September 30, 2025. The Company is required to make monthly interest-only payments of $1,063.

On September 30, 2025, the maturity date of the notes was extended to September 30, 2026.

The Company made interest-only payments of $55,248 during the years ended December 31, 2025 and 2024, respectively. The principal balance of the notes was $650,000 at December 31, 2025 and 2024.

McKettrick

In May 2019, the Company entered into a $1,750,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in annual installments of $250,000 due on December 21 of each year. The note matures on December 1, 2027. If the annual installment is not paid within 10 days of the due date a late fee of 5% is charged. During the year ended December 31, 2025, the Company paid the December 2025 installment. During the year ended December 31, 2024, the Company paid the December 2024 and 2023 installments totaling $500,000 and $50,000 in a negotiated extension fee for the 2023 installment. During the year ended December 31, 2025, the Company paid the required installment of $250,000. The principal balance of the note payable was $500,000 and $800,000 at December 31, 2025 and 2024, respectively.

Carver

In January 2021, the Company entered into a $222,000, zero interest rate note payable with a former shareholder to repurchase all their owned shares in the Company. The note is payable in semi-annual installments of $18,500 due on March 31 and September 30 each year and matures on October 1, 2027. The Company made the required installments totaling $37,000 for the years ended December 31, 2025 and 2024. The principal balance of the note payable was $74,000 and $111,000 at December 31, 2025 and 2024, respectively.

Chris Jones

During the year ended December 31, 2024, the Company chief executive officer loaned the Company an aggregate of $2 million for operating expenses. The loaned amount has a zero interest rate and no stated maturity date. The Company made no payments towards the loan during the year ended December 31, 2024. The Company made $400,000 in payments towards the loan during the year ended December 31, 2025. The principal balance of the loan payable was $1,600,000 and $2,000,000 at December 31, 2025 and 2024.

NOTE 12 – LINES OF CREDIT

JPMorgan Chase

In December 2023, the Company entered into a $2,000,000 variable rate line of credit with JPMorgan. The purpose of the new line of credit was to consolidate the balances outstanding on the note payable and the previous line of credit, which had matured. The line of credit matures on December 31, 2025. The line of credit has an annual interest rate of the Adjusted SOFR (Secured Overnight Financing Rate) Rate plus 3.50%.

On December 17, 2025, the maturity date of the line of credit was extended to December 31, 2026. Upon the maturity date extension the annual interest rate was increased to the Adjusted SOFR Rate plus 3.50%.

The line of credit is secured by a pledge of $2,100,000 in the Company’s deposit accounts (restricted cash) at JPMorgan. The outstanding principal balance on the line of credit was $802,738 at December 31, 2025 and 2024.

Morgan Stanley

During February 2023, the Company entered into a variable rate line of credit with Morgan Stanley which was secured by the marketable securities held in our brokerage account. The Company terminated the brokerage agreement during the year ended December 31, 2024, liquidated the vast majority of its investments and has $10,114 recorded in cash and cash equivalents on its balance sheet as of December 31, 2025 and 2024.

NOTE 13 – DIVIDEND NOTES PAYABLE

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

On April 21, 2025, the Company entered into agreements with the shareholders owed approximately $3.9 million in outstanding dividends notes payable, pursuant to which each shareholder converted all of their outstanding amounts payable into (i) 8,466 shares of the Company’s Class A common stock, with respect to approximately $1.3 million in principal and interest and (ii) 16,566 shares of the Company’s Class B common stock with respect to approximately $2.6 million in principal and interest.

Dividends declared, distributed, and accrued are as follows as of December 31:

	2025	2024
Accrued interest on dividends payable	$586,766	$515,677
Dividends payable	$118,362	$4,023,923

NOTE 14 – GROSS SALES ROYALTY PAYABLE

In June 2015, the Company entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with a purchaser (“Purchaser”) pursuant to which the Purchaser paid $1,000,000 to acquire a perpetual gross sales royalty. The Royalty Agreement has no stated maturity date and bears no fixed interest rate. Monthly royalty payments are equal to the greater of $20,833 or a percentage of monthly revenues based on trailing twelve-month revenue levels, currently fixed at 2.4% of applicable revenues.

The Royalty Agreement contains a one-time buy down option, exercisable after the Purchaser has received aggregate payments equal to two times the original $1,000,000 purchase price. Upon exercise, the Company would pay $750,000 to extinguish 75% of all future obligations, reducing the ongoing royalty rate to 0.6%. the Royalty Agreement also provided that in connection with a change of control transaction, if required by the acquirer as a condition to closing, the Company must purchase and extinguish all amounts owing to the Purchaser at a price equal to the greater of two times the original purchase price or a formula based on the net equity value of the Company at the time of the transaction.

Because the gross sales royalty payable has no stated fixed interest rate or maturity date, it is classified as variable interest perpetual debt and the periodic variable payments are recorded as interest expense. The outstanding balance at December 31, 2025 and 2024, was $1,000,000. During the years ended December 31, 2025 and 2024, the Company incurred interest expense related to the variable payments of $663,014 and $545,268, respectively.

NOTE 15 – FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein represent management’s best estimate of fair value as of and during the year ended December 31, 2025. Fair value represents the price that would be received to sell the investment in an orderly transaction in the principal market at the measurement date.

The Company holds investments in money market funds which are classified as cash and cash equivalents. The fair value of money market funds is based on quoted prices in active markets, specifically the published net asset value of which the funds transact. Due to the fair value being derived from observable and unadjusted quoted prices in active markets for identical assets, the measurement is classified within Level 1 of the fair value hierarchy.

The following tables present the Company’s assets measured at fair value on a recurring basis as of December 31, 2025:

Assets	Level 1	Level 2	Level 3	Total
Money market funds	$9,689	$-	$-	$9,689
Total assets at fair value	$9,689	$-	$-	$9,689

There were no transfers between Level 1, Level 2, or Level 3 during the periods presented.

NOTE 16 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized preferred stock of 10,000,000 shares with a par value of $0.0001.

Series A Convertible Preferred Stock

On April 22, 2025, in connection with the signing of the Exchange Agreements, see Note 10 – PIPE Convertible Notes, the Company designated 50,000 shares of the Company’s authorized and unissued preferred stock as Series A Convertible Preferred Stock (Series A Preferred).

Each share of Series A Preferred has a stated value of $1,000 per share. The Series A Preferred, with respect to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company. The holders of Series A Preferred will be entitled to 10% per annum dividends, payable in cash or shares of Class A common stock, provided that if the shares of Class A common stock are utilized to pay the dividends then the dividend rate will be recalculated to 15%. The Series A Preferred had a conversion rate of $6.31 per share and convert into Class A common stock. On each six-month anniversary of the initial issuance date of the Series A Preferred conversion price adjusted to the closing price of the Class A common stock on such date. On October 22, 2025, the conversion price was adjusted to $2.16 pursuant to such provisions. As a result of the 2026 Reverse Stock Split, the conversion price was adjusted to $21.60.

As of December 31, 2025 and December 31, 2024, there were 5,427 and 0 shares of Series A Preferred issued and outstanding.

Common Stock

Class A Common Stock

The Class A Common Stock has voting rights of 1 vote per share and votes as a single class together with the Class B Common Stock.

Class B Common Stock

The Class B Common stock has voting rights of 25 votes per share, and votes as a single class together with the Class A Common Stock.

Equity Transactions

Series A Convertible Preferred Stock

On April 22, 2025, in connection with the signing of the Exchange Agreements, see Note 10 – PIPE Convertible Notes, the Company issued an aggregate of 1,885 shares of Series A Convertible Preferred Stock with a fair value of $2,742 per share.

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

Class A Common Stock

During the year ended December 31, 2025, the Company issued an aggregate of 4,440 shares of Class A Common Stock with fair values ranging from $500.00 - $1,250.00 per share to PIPE Convertible Note holders for the conversion of an aggregate principal amount of $1,655,000 in PIPE Convertible Notes (See Note 10 – PIPE Convertible Notes).

During the year ended December 31, 2025, the Company issued an aggregate of 15,920 shares of Class A Common Stock with fair values ranging from $88.00 - $300.00 per share to PIPE Convertible Note holders in lieu of cash for interest and make good provisions (See Note 10 – PIPE Convertible Notes).

During the year ended December 31, 2025, the Company issued an aggregate of 8,466 shares of Class A Common Stock with a fair value of $165.00 per share to dividend note payable holders in lieu of cash dividends (See Note 13 - Dividend Notes Payable).

Class B Common Stock

During the year ended December 31, 2025, the Company issued an aggregate of 16,566 shares of Class B Common Stock with a fair value of $330.00 per share to dividend note payable holders in lieu of cash dividends (See Note 13 – Dividend Notes Payable).

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

Warrant Offerings

Series A Preferred Warrants

During the year ended December 31, 2025, in connection with the signing of the Exchange Agreements, see Note 10 – PIPE Convertible Notes, PIPE Warrant holders exchanged their outstanding 2,818 Series A Warrants and 3,100 Series B Warrants for Series A Preferred Warrants to purchase 37,033 shares of Series A Preferred Stock. The Series A Preferred Warrants were immediately vested, have an exercise price of $900, and had a grant date fair value of $482,701.

In applying the Black-Scholes option pricing model to the Series A Preferred Warrants, the Company used the following assumptions:

For the Year Ended December 31, 2025
Risk free interest rate	3.76%
Expected term (years)	2
Expected volatility	148%
Expected dividends	0%

A summary of the Series A Warrant Activity during the year ended December 31, 2025, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2024	-	$-
Granted	37,033	900
Exercised	(5,555)	900
Forfeited	-	-
Outstanding, December 31, 2025	31,478	$900	1.35	$-

Exercisable, December 31, 2025	31,478	$900	1.35	$-

Series A Warrants and Series B Warrants

During the year ended December 31, 2024, the Company issued 2 separate series of warrants as part of the PIPE Convertible Notes (see Note 10 – PIPE Convertible Notes); Series A Warrants and Series B Warrants.

In applying the Black-Scholes option pricing model to Series A Warrants granted or issued, the Company used the following assumptions:

December 31, 2024
Risk free interest rate	4.03%
Expected term (years)	5.00
Expected volatility	53.12%
Expected dividends	0.00%

On February 2, 2024, the Company issued five-year immediately vested warrants to purchase an aggregate of 2,818 shares of the Company’s Class A Common Stock in association with the issuance of the PIPE Convertible Notes (the “Series A Warrants”). The Series A Warrants have an exercise price of $6,500.00 per share. The Series A Warrants had an aggregate grant date fair value of $126,819. The Series A Warrants met the definition of a liability per ASC 815 – Derivatives and Hedging. During the year ended December 31, 2024, the Company recorded a gain on fair value adjustment of the derivative liability related to the Series A Warrants of $126,819 on the consolidated statements of operations. As part of the Series A Preferred Warrants issuance above the Series A Warrants and the associated derivative liability were derecognized.

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

On February 2, 2024, the Company issued two-and-a-half-year immediately vested warrants to purchase an aggregate of 3,100 shares of the Company’s Class A Common Stock in association with the issuance of the PIPE Convertible Notes (the “Series B Warrants”). The Series B Warrants have an exercise price of $5,000.00 per share. The Series B Warrants had an aggregate grant date fair value of $15,500. During the year ended December 31, 2024, the Company recorded a gain on fair value adjustment of the derivative liability related to the Series B Warrants of $15,500 on the consolidated statements of operations. As part of the Series A Preferred Warrants issuance above the Series B Warrants and the associated derivative liability were derecognized.

The weighted average estimated fair value of the Series A Warrants granted during the year ended December 31, 2024, was approximately $0.01 per share.

A summary of the warrant activity during the year ended December 31, 2025, is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2024	5,918	5,715
Granted	-	-
Exercised	-	-
Forfeited	(5,918)	5,715
Outstanding, December 31, 2025	-	$-	-	$-

Exercisable, December 31, 2025	-	$-	-	$-

NOTE 17 – STOCK-BASED COMPENSATION

2024 Stock Incentive Plan

On October 24, 2024, the Company filed a Form S-8 to register 3,200 shares of the Company’s Class A Common Stock to participants in the TruGolf Holdings, Inc. 2024 Stock Incentive Plan (the “2024 Plan”). Awards to be made under the 2024 Plan consist of covering up to the sum of (i) 3,200 shares; and (ii) an annual increase commencing on January 1, 2025 and continuing annually on each anniversary thereof through (and including) January 1, 2035, equal to the lesser of (A) 5% of the shares of Company Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the Committee (the “Overall Share Limit”). Shares issued or delivered under the 2024 Plan may consist of authorized but unissued shares of common stock, shares purchased on the open market or treasury shares.

No stock options were granted by the Company during the year ended December 31, 2025.

On October 11, 2024, the Company granted options to purchase an aggregate of 2,262 shares of Class A Common Stock at an exercise price of $465.00 per share and a fair value of $538,323. Vesting terms of these options are as follows: (i) 2,152 options vest upon issuance and (ii) 110 options vest 50% upon issuance and 50% on the one-year anniversary of the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, December 31, 2024	2,262	465.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2025	2,262	$465.00	3.75	$-
Exercisable, December 31, 2025	2,262	$465.00	3.75	$-

The weighted average grant date fair value of the options granted and vested during the year ended December 31, 2024, was $538,323 and $524,960, respectively. The weighted average non-vested grant date fair value of non-vested options was $0 and $13,368 at December 31, 2025 and 2024.

The following table summarizes information about options to purchase shares of the Company’s Class A Common Stock outstanding and exercisable at December 31, 2025:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$465.00	2,262	3.75	2,262
	2,262		2,262

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

For the Years Ended December 31,
2024
Risk free interest rate	3.88%
Expected term (years)	5.00 – 5.25
Expected volatility	53.49%
Expected dividends	0.00%

Stock-Based Compensation Expense

The following table presents information related to stock-based compensation expense:

			Weighted Average
	For the Year Ended December 31,	Unrecognized at December 31,	Remaining Amortization Period
	2025	2025	(Years)
General and administrative	$11,139	$-	-
Total	$11,139	$-	-

			Weighted Average
	For the Year Ended December 31,	Unrecognized at December 31,	Remaining Amortization Period
	2024	2024	(Years)
General and administrative	$538,323	$13,368	1.00
Total	$538,323	$13,368	1.00

NOTE 18 – LEASES

The Company is party to two leases: (i) office space in Centerville, Utah (the “Centerville Lease”) and (ii) a warehouse in North Salt Lake City, Utah (the “SLC Lease”). The Centerville lease is scheduled to expire in May 2028 and the SLC Lease is scheduled to expire in November 2026.

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

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at lease inception point. The weighted average incremental borrowing rate applied was 6.60%. As of December 31, 2025, the Company’s leases had a remaining weighted average term of 1.54 years.

The following table presents net lease cost and other supplemental lease information:

	2025	2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$420,548	$403,109
Net lease costs	$420,548	$403,109

Operating lease - operating cash flows (fixed payments)	$420,548	$403,109
Operating lease - operating cash flows (liability increase)	$(26,243)	$334,254
Non-current leases - right-of-use assets	$682,648	$634,269
Current liabilities - operating lease liabilities	$502,526	$363,102
Non-current liabilities - operating lease liabilities	$191,944	$305,125

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2025, are as follows:

Fiscal Year	Operating Leases
2026	$532,817
2027	144,227
2028	60,809
Total future minimum lease payments	$737,853
Amount representing interest	(43,383)
Present value of net future minimum lease payments	$694,470

Lease Modification

During the year ended December 31, 2025, the Company entered into a lease extension agreement related to its office facility located in Centerville City, Utah. The amendment extended the lease term through November 30, 2026. The extension provides for monthly base rent of approximately $35,696, beginning December 1, 2025. The Company also remains responsible for its proportionate share of certain operating costs of the building, including common area maintenance, property taxes, and insurance, which are treated as variable lease payments and are recognized as expense in the period in which the obligation for those payments is incurred.

The lease extension was accounted for as a modification of the existing lease under ASC 842. Upon execution of the amendment, the Company remeasured the lease liability using the incremental borrowing rate at the modification date and recognized a corresponding adjustment to the right-of-use asset.

As a result of the modification, the Company recorded an increase to both the operating lease right-of-use asset and the operating lease liability of approximately $421,334, representing the present value of the additional lease payments associated with the extension.

NOTE 19 – SEGMENT INFORMATION

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

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting, contract labor, personnel, business development, royalty, and marketing expenses:

	Years Ended December 31,
	2025	2024
Consulting expenses	$2,821,782	$1,226,900
Contract labor	1,425,166	1,365,640
Personnel expenses	4,615,951	9,314,415
Business development expenses	332,514	528,264
Marketing expenses	776,316	710,658
Other expenses*	5,650,242	2,838,222
Total operating expenses	$15,621,971	$15,984,099

*	Other expenses materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

NOTE 21 – INCOME TAXES

The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. Accordingly, the enhanced income tax disclosures required under the new standard are presented only for the year ended December 31, 2025. Prior period amounts have not been recast and are therefore not comparable.

Components of Income Tax Expense (Benefit)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2025 and 2024, are as follows:

	December 31, 2025	December 31, 2024
Current income tax expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Total current income taxes	$—	—
Deferred income tax expense (benefit):
Federal	$2,758,300	$1,878,000
State	591,300	406,800
Foreign	—	—
Total deferred income taxes	3,349,600	2,284,800
Change in valuation allowance	(3,349,600)	(2,284,800)
Income tax expense (benefit)	$—	$—

The Company recorded no current or deferred income tax expense for the years ended December 31, 2025 and 2024, primarily due to losses and a full valuation allowance on deferred tax assets.

Enhanced Disclosures (ASU 2023-09 – 2025)

Effective Tax Rate Reconciliation (2025)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations for the year ended December 31, 2025.

In accordance with ASU 2023-09, reconciling items greater than 5% of the statutory tax rate are presented separately. Amounts below this threshold are aggregated within “Other.” The 2025 reconciliation below is not presented on a comparable basis with prior periods due to the adoption of ASU 2023-09.

	Amount	% of Pretax Income
Income tax benefit at statutory U.S. federal rate (21%)	$(3,150,608)	(21.00%)
State income taxes, net of federal benefit	(682,632)	(4.55%)
Change in valuation allowance	3,349,600	22.32%
Other (1)	483,640	3.23%
Income tax expense (benefit)	$—	0.00%

(1)	Includes equity-based compensation and other individually immaterial items.

Income Taxes Paid (Disaggregated) – 2025

(in dollars)	Amount
U.S. federal	$—
U.S. state	—
Foreign	—
Total income taxes paid	$—

Legacy Disclosures (ASC 740 – 2024)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations as of December 31, 2024.

December 31, 2024
Income tax benefit at statutory U.S. federal rate	(21.00)%
State income taxes, net of federal benefit	(0.95)%
Stock-based compensation	0.60%
Non-deductible derivative liability change	0.40%
Change in valuation allowance	21%
Total tax expense	0.00%

Deferred Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$3,762,600	$1,628,300
Stock compensation expense	2,700	132,400
Accrued expenses	10,100	162,700
Extinguishment of debt	1,508,900	66,600
Depreciation	9,500	18,900
Amortization	279,900	179,100
Allowance for doubtful accounts	188,900	188,900
Deferred tax assets	5,762,600	2,376,900

Deferred tax liabilities
Prepaid expenses	(129,200)	(28,700)
Other	-	(64,400)
Deferred tax liabilities	(129,200)	(93,100)

Valuation allowance	(5,633,400)	(2,283,800)
Net deferred tax asset/(liability)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future rewrite taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and projections for future taxable income over periods in which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. A valuation allowance has been applied to the amount of deferred tax assets management expects will be unrealized.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits and no charge during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2025.

The Company has federal net operating loss carryforwards of $15,258,608 and $6,580,951 as of December 31, 2025 and 2024, respectively. $15,258,608 of the federal net operating loss has an indefinite carry forward period. The Company has State net operating loss carryforwards totaling $15,530,991 and $6,853,334 at December 31, 2025 and 2024. The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2031.

The following table sets for the tax years subject to examination for the major jurisdictions where the Company conducted business in the prior years and as of December 31, 2025.

Federal	2024 to 2025
Utah	2024 to 2025

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

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $3,231,490 and $2,745,033 during the years ended December 31, 2025 and 2024, respectively. Before the TCJA, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if research and development was performed outside the U.S.

NOTE 22 – CONCENTRATIONS

Accounts Receivable

At December 31, 2025, one customer accounted for approximately 23% of outstanding accounts receivable.

At December 31, 2024, there were no customer concentrations in accounts receivable.

Purchasing

During the year ended December 31, 2025, two manufacturers accounted for approximately 22% of our purchases.

During the year ended December 31, 2024, six manufacturers accounted for approximately 50% of our purchases.

NOTE 23 – SUBSEQUENT EVENTS

Corporate Redomestication

On March 10, 2026, the Company completed its redomestication from a Delaware corporation to a Nevada corporation (the “Redomestication”) by filing a certificate of conversion with the Secretary of State of the State of Delaware and articles of conversion with the Nevada Secretary of State. The Redomestication was approved by the Company’s stockholders at the annual meeting held on February 17, 2026.

In connection with the Redomestication, the Company adopted new articles of incorporation and bylaws governed by the laws of the State of Nevada. At the effective time of the Redomestication, each outstanding share of Class A Common Stock, Class B Common Stock, and Series A Preferred Stock of the Delaware corporation was automatically converted into one corresponding share of the Nevada corporation, with no change in par value. Stockholders are not required to exchange their existing stock certificates.

The Redomestication did not result in any change to the Company’s business, management, properties, employees, assets, liabilities, or net worth, other than costs incurred in connection with the Redomestication, and did not adversely affect the Company’s existing material contracts.

Stock Repurchase

Subsequent to December 31, 2025, the Company repurchased 67,240 shares of its Class A common stock in two separate transactions for an aggregate purchase price of $532,275, including all fees and commissions, pursuant to the Company’s share repurchase program, under which the Board of Directors has authorized the repurchase of up to $2,000,000 of the Company’s common stock. As of the date of this filing, approximately $1.67 million remains available for future repurchases under the program.

Reverse Stock Split

On March 25, 2026, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware to effect a 1-for-10 reverse stock split of the Class A shares of the Company’s issued and outstanding common stock, effective as of 12:01 a.m. Eastern Time on March 27, 2026 and began trading on a Reverse Stock Split-adjusted basis on Nasdaq on March 27, 2026.

