Form 10-K/A
period 2025-12-31
TruGolf Holdings, Inc.
filed 2026-04-17
CIK 1857086

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

The registrant had 914,267 shares of Class A common stock outstanding as of April 15, 2026.

EXPLANATORY NOTE

TruGolf Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026, solely to correct an error on the cover page regarding the number of shares of Class A common stock outstanding as of April 15, 2026.

Specifically, the Company erroneously stated the number of shares of Class A common stock outstanding as of April 15, 2026 was 1,394,771. The correct number of shares of Class A common stock outstanding as of April 15, 2026 was 914,267. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the new certifications (as further explained in the last paragraph of this explanatory note).

Except for the foregoing, no other changes have been made to the Original 10-K, and this Amendment does not amend, update, or modify any other part of the Original 10-K, including the financial statements or disclosures therein. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

In accordance with SEC rules, a new certification by the Company’s principal executive officer and principal financial officer is filed herewith as exhibit 31.1 to this Amendment. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraph 3 of the certifications has been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of the report:

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A.

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 17, 2026