Form 10-K/A
period 2025-12-31
TruGolf Holdings, Inc.
filed 2026-04-30
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE TO FORM 10-K/A

TruGolf Holdings, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026 and amended on April 17, 2026 (collectively, the “Original 10-K”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Annual Report on Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

In accordance with SEC rules, a new certification by the Company’s principal executive officer and principal financial officer is filed herewith as exhibit 31.1 to this Amendment. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraph 3 of the certifications has been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment. This Form 10-K/A is being filed to: (i) revise Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K and (ii) revise the Exhibit Index of the Original Form 10-K to reflect the filing of new certifications.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of April 15, 2026.

Name	Age	Position
Christopher (Chris) Jones	71	Chief Executive Officer, Interim Chief Financial Officer, President, Director
Nathan E. Larsen	56	Chief Experience Officer
Steven R. Johnson	73	Chief Hardware Officer
Non-Employee Directors
Humphrey P. Polanen	76	Director
Riley Russell	54	Director
AJ Redmer	63	Director
Brenner Adams	54	Chairman, Director

The following sets forth biographical information and the qualifications and skills for each executive officer and non-employee director:

Christopher (Chris) Jones – Chief Executive Officer, Interim Chief Financial Officer, President, and Director

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

Our Non-Employee Directors

Brenner Adams – Chairman and Director

Mr. Adams is Chairman of the Board at TruGolf. He previously served as the Chief Growth Officer of TruGolf from January 2022 until his resignation on March 16, 2026. Mr. Adams also provides consulting services from time to time through Octant Consulting, of which he is the principal owner. From August 2021 to January 2022, Mr. Adams served as the Chief Information Officer of The Food Truck League. From April 2019 to August 2021, Mr. Adams served as Chief Innovation Officer for Med USA, a medical billing company. From January 2015 to December 2020, Mr. Adams served as an Adjunct Professor at the University of Utah. From February 2012 to April 2019, Mr. Adams served as Chief Executive Officer of The LINK Group, a point-of-sale software company. Mr. Adam’s prior work experience also includes serving as Global Brand Director for Burton Snowboards (2006-2008) and Director of Business Development for Xbox / Take Two (2001 to 2006). Mr. Adams serves on the Board of Directors of a number of private companies. Mr. Adams received a Bachelor of Science degree in Economics and a Master of Business Administration from the University of Utah.

We believe Mr. Adams is well qualified to serve on the TruGolf Board due to his background in brand identification and growth, his business acumen and his experience with TruGolf.

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

Riley Russell – Independent Director

Mr. Russell serves as an independent director at TruGolf. Mr. Russell has over 30 years’ experience working in the games and interactive entertainment industry. He is currently the Executive Vice President and Studio head at Kojima Productions US. Prior to joining Kojima, Mr. Russell has served as an Executive Vice President with Penumbra, Inc. and as the Chief Legal Officer at Sony Interactive Entertainment LLC until 2021. At Sony, Mr. Russell was responsible for Sony’s interactive division that produces the Sony PlayStation. He has global experience in the video games, entertainment and technology sectors. Mr. Russell is also an active board member of the Video Game Bar Association.

We believe that Mr. Russell is well qualified to serve on the TruGolf Board due to his experience as an executive in the video game and entertainment and technology sector.

The Board regards all of the individuals above as competent professionals with many years of experience in the business community. The Board believes that the overall experience and knowledge of the members of Board will contribute to the overall success of our business.

There is no arrangement or understanding between any of the directors identified above and any other person pursuant to which he was selected as a director or director nominee. None of the directors or director nominees identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than as described in “Certain Relationships and Related Person Transactions” herein.

TruGolf, with the oversight of the Board and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Corporate Code of Business Conduct and Ethics

We have adopted a Corporate Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our associates, as well as each of our directors and certain persons performing services for us. The Code of Conduct addresses, among other things, competition and fair dealing, conflicts of interest, protection and proper use of Company assets, government relations, compliance with laws, rules and regulations and the process for reporting violations of the Code of Conduct, employee misconduct, improper conflicts of interest or other violations. Our Code of Conduct is available on our website at https://ir.trugolf.com/governance-documents/ under the “Corporate Governance” tab. We intend to disclose any amendments to, or waivers from, our Code of Conduct at the same web address provided above.

Board Composition

Our Board of Directors currently consists of five members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Board Diversity

We have no formal policy regarding Board diversity. The Company values diversity on a Company-wide basis and seeks to achieve a mix of directors that represent a diversity of background and experience, including with respect to age, gender, race, ethnicity, and occupation. Although the Board does not establish specific goals with respect to diversity, the Board’s overall diversity is a significant consideration in the director nomination process.

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. Polanen, Redmer, and Mr. Russell are “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Jones is an employee director and Mr. Adams was an employee of the Company.

Board Committees, Meetings and Attendance

During the fiscal year ended December 31, 2025, the Board held 1 meeting. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve, and each annual meeting of stockholders, either in person or by teleconference. During the fiscal year ended December 31, 2025, each director attended, either in person or telephonically, at least 100% of the aggregate Board meetings and meetings of committees on which he served during his tenure as a director or committee member, and none of our directors attended the Company’s 2025 annual meeting of stockholders. The Board has adopted a policy under which each member of the Board is encouraged to attend each annual meeting of our stockholders.

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. Currently, the Board has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Assignments are re-evaluated annually. Each of the Audit Committee and the Compensation Committee operate under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at https://ir.trugolf.com/governance-documents in the Investor Resources and Corporate Governance section. The Board has yet to adopt a written charter for the Governance and Nominating Committee.

As of April 15, 2026, the following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee
Humphrey P. Polanen	Chairman	Member	Member
AJ Redmer	Member	Chairman	Member
Riley Russell	Member	Member	Chairman

Audit Committee

Our Audit Committee is responsible for, among other matters:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;
●	reviewing the proposed scope and results of the audit;
●	reviewing and pre-approving audit and non-audit fees and services;
●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;
●	reviewing and approving transactions between us and our directors, officers and affiliates;
●	recognizing and preventing prohibited non-audit services;
●	establishing procedures for complaints received by us regarding accounting matters;
●	overseeing internal audit functions, if any, and;
●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our audit committee is composed of Humphrey P. Polanen (chairman), AJ Redmer, and Riley Russell. Our Board has determined that Messrs. Polanen, Redmer, and Russell are independent in accordance with Nasdaq Rules and Rule 10A-3 under the Exchange Act. Our Board has also reviewed the education, experience, and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Humphrey P. Polanen qualifies as an “audit committee financial expert,” as defined by the rules of the SEC and has the requisite financial sophistication under the applicable rules and regulations of Nasdaq. During the year ended December 31, 2025, the Audit Committee held 1 meeting.

Compensation and Human Resources Committee

Our Compensation and Human Resources Committee is responsible for, among other matters:

●	reviewing and approving the compensation arrangements for management, including the compensation for our chief executive officer;
●	appointing, compensating, and overseeing the work of any compensation consultant, legal counsel, or other advisor retained by the Compensation and Human Resources Committee;
●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
●	administering our incentive compensation plans;
●	preparing the report of the Compensation and Human Resources Committee if such report is required by the SEC to be included in our annual meeting proxy statement or Annual Report on Form 10-K;
●	reviewing and approving any employment agreements and any severance arrangements or plans;
●	reviewing and approving employment benefit plans;
●	reviewing director compensation for Board and committee services;
●	reviewing the Company’s diversity and inclusion initiatives; and
●	reviewing the effectiveness of the Company’s human resources and human capital management policies, practices, strategies, and goals.

Our Compensation and Human Resources Committee is composed of Humphrey P. Polanen, AJ Redmer (chairman), and Riley Russell. Our Board has determined that Messrs. Polanen, Redmer, and Russell are independent in accordance with NASDAQ Rules. The Compensation and Human Resources Committee has the authority to delegate to subcommittees of the Compensation and Human Resources Committee any of the responsibilities of the full committee. The Compensation and Human Resources Committee may invite such members of management to its meetings as it deems appropriate. However, no officer may be present during Compensation and Human Resources Committee deliberations or voting at which his or her compensation is discussed or determined. During the fiscal year ended December 31, 2025, the Compensation and Human Resources Committee held one meeting. In the fiscal year ended December 31, 2025, the Company did not retain the services of any compensation consultants.

Governance and Nominating Committee

Our Governance and Nominating Committee is responsible for, among other matters:

●	evaluating the current composition, organization, and governance of the Board and its committees, and making recommendations for changes thereto;
●	reviewing each director and nominee annually;
●	determining desired Board member skills and attributes and conducting searched for prospective members accordingly;
●	evaluating nominees, and making recommendations to the Board concerning the appointment of directors to Board committees, the selection of Board committee chairs, proposal of the slate of directors for election to the Board, and the termination of membership of individual directors in accordance with the Board’s governance principles;
●	overseeing the process of succession planning for the chief executive officer and, as warranted, other senior officers of the Company;
●	developing, adopting, and overseeing the implementation of a code of business conduct and ethics; and
●	administering the annual Board performance evaluation process.

Our Governance and Nominating Committee is composed of Humphrey P. Polanen, AJ Redmer, and Riley Russell (chairman). Our Board has determined that Messrs. Polanen, Redmer, and Russell are independent in accordance with Nasdaq Rules. During the fiscal year ended December 31, 2025, the Nominating and Corporate Governance Committee did not hold any meetings.

Director Nominations

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

Board Leadership Structure and Role in Risk Oversight

The positions of Chairman of the Board and principal executive officer (“PEO”) were filled by the same individual, Mr. Jones, until March 2026. Subsequent to March 2026. Mr. Jones now serves as our Chief Executive Officer and our PEO, and Mr. Adams serves as our Chairman of the Board. The Board believes its current leadership structure enables it to effectively provide oversight with respect to such risks. The Board believes that its current governance practices provide adequate safeguards against any potential risks including:

●	three of the five current directors of the Company are independent directors;
●	all of the members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are independent directors; and
●	the Board and its committees remain in close contact with, and receive reports on, various aspects of the Company’s management and enterprise risk directly from, the Company’s senior management and independent auditors.

Our Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Board. The Audit Committee receives reports from management concerning the Company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board, which also considers the Company’s risk profile. The Audit Committee and the full Board focus on the most significant risks facing the Company and the Company’s general risk management strategy. In addition, as part of its oversight of our Company’s executive compensation program, the Compensation Committee considers the impact of such program, and the incentives created by the compensation awards that it administers, on our Company’s risk profile. In addition, the Compensation Committee reviews all of our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our Company. The Compensation Committee has determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o Corporate Secretary, TruGolf Holdings, Inc., 60 North 1400 West, Centerville, Utah 84014. Our Corporate Secretary will review and forward correspondence to the appropriate person or persons.

All communications received as set forth in the preceding paragraph will be opened by our Corporate Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee(s). In the case of communications to the Board or any group or committee of directors, our Corporate Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to whom the communication is addressed. If the amount of correspondence received through the foregoing process becomes excessive, our Board may consider approving a process for review, organization and screening of the correspondence by our Corporate Secretary or another appropriate person.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors, director nominees or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

There have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of our directors, director nominees or executive officers, or in which any director, director nominee, officer, nominee or principal stockholder, or any affiliate thereof, is a party adverse to us or has a material interest adverse to us.

Insider Trading Policy; Prohibition on Hedges and Pledges

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. This policy also is affirmed by our domestic third party vendors, and our international vendors either affirm this policy or a similar, local, more applicable policy, regulation, or law. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information Our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our legal team assists our officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2025, except for the below.

Each of Steven R. Johnson and Christopher Jones had one late Form 4 filing regarding the conversion of promissory notes payable by the Company to Steven R. Johnson and Christopher Jones into shares of Class A and Class B common stock.

ITEM 11. EXECUTIVE COMPENSATION.

As a smaller reporting company, we are permitted to provide a scaled executive compensation disclosure under Item 402(m)-(r) of Regulation S-K.

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers and making compensation decisions with respect to such executive officers lies with our Compensation Committee. In the fiscal year ended December 31, 2025, the Company did not retain the services of any compensation consultants.

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2025 and 2024 by (i) all individuals who served as our PEO during the fiscal year ended December 31, 2025, (ii) if applicable, our two most highly compensated executive officers, other than individuals who served as our PEO, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2025, with compensation during the fiscal year ended December 31, 2025 of $100,000 or more, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on December 31, 2025 (the individuals falling within categories (i), (ii) and (iii), the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All other compensation ($) (2)	Total ($)
Christopher Jones	2025	75,900	-	-	-	-	75,900
Chief Executive Officer and Interim Chief Financial Officer	2024	72,000	-	-	95,091	-	150,000

Nathan Larsen	2025	183,803	-	-	-	-	183,803
Chief Experience Officer	2024	163,000	-	-	57,055	-	220,055

(1)	The dollar amounts in this column represent the aggregate grant date fair value of stock and option awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. These amounts reflect the accounting value of the awards at the date of grant and do not represent amounts actually realized by the named executive officer.

(2)	Represents payment made by us for consulting services while the officer was not a salaried employee.

Narrative Disclosure to Summary Compensation Table

The material terms of the employment agreements with the Named Executive Officers of the Company are summarized below.

Employment Agreements with our Named Executive Officers

Christoper Jones

On January 1, 2023, we entered into an employment agreement with Mr. Jones to serve as our Chief Executive Officer (the “Jones Employment Agreement”). The Jones Employment Agreement has an initial term of five years ending on January 1, 2028, and can be terminated by either party. Pursuant to the Jones Employment Agreement, Mr. Jones is eligible to receive an annual base salary of $160,000 and performance-based annual bonuses along with equity incentive plans. Mr. Jones is also eligible for certain compensation based on future changes of control (50% or greater) as well as compensation based upon termination of his employment or resignation. In addition, Mr. Jones received 400 options to purchase the Company’s common stock – Class A in accordance with the Company’s 2024 Stock Incentive Plan during the year ended December 31, 2024.

Nathan Larsen

On January 18, 2024, effective January 25, 2024, we entered into an employment agreement with Mr. Larsen to serve as our Chief Experience Officer (the “Larsen Employment Agreement”). The Larsen Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Larsen Employment Agreement, Mr. Larsen is eligible to receive an annual base salary of $144,000 and a quarterly bonus. In addition, Mr. Adams received 240 options to purchase the Company’s common stock – Class A in accordance with the Company’s 2024 Stock Incentive Plan during the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

Named Executive Officer	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not yet vested (#)	Market value of shares or units of stock that have not vested($)
Christopher Jones	400	-	465.00	2035	-	$-
Nathan E. Larson	240	-	465.00	2035	-	$-

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

Director Compensation

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the fiscal year ended December 31, 2025, for services to the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Humphrey P. Polanen	32,000	-	-	32,000
AJ Redmer	-	-	-	-
Riley Russell	-	-	-	-
B. Shaun Limbers (2)	-	-	-	-

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC 718, rather than the amounts paid to or realized by the named individual. We provided information regarding the assumptions used to calculate the value of all stock awards and option awards made to our executive officers in Note 8 to the audited consolidated financial statements for the year ended December 31, 2025.
(2)	Mr. Limbers resigned from his position as a member of the Board of Directors, effective March 16, 2026. Mr. Limbers received $35,000 for consulting services during the year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 15, 2026 by:

●	each person known by us to beneficially own more than 5.0% of our voting securities;
●	each of our directors and nominees;
●	each of our Named Executive Officers; and
●	all of our directors and executive officers as a group.

The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise of all options, warrants and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the Record Date subject to any applicable beneficial ownership blockers. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 914,267 shares of common stock outstanding on April 15, 2025.

Name and Address of Beneficial Owner	Number of shares of Common Stock	% of Common Stock*	% of Total Voting Power*
Directors and executive officers
Christopher Jones (1)	17,976	1.9%	18.4%
Brenner Adams (4)	523	*	*
Nathan E. Larson (5)	653	*	*
Steven R. Johnson (2)	8,663	1.0%	8.8%
Humphrey P. Polanen (6)	110	*	*
Riley Russell (6)	60	*	*
AJ Redmer (6)	60	*	*
All directors and executive officers as a group (7 individuals)	28,045	2.98%	27.2%
Other 5% beneficial owners
Christopher Jones (1)	17,976	1.9%	18.4%
David Ashby (3)	8,887	1.0%	9.2%
Steven R. Johnson (2)	8,663	1.0%	8.8%

(1)	Includes 10,089 shares of Class B Common Stock, which are entitled to 25 votes per share and are convertible into shares of Class A Common Stock on a one-for-one basis, and 400 shares of Class A Common Stock underlying option awards.
(2)	Includes 4,851 shares of Class B Common Stock, which are entitled to 25 votes per share and are convertible into shares of Class A Common Stock on a one-for-one basis, and 200 shares of Class A Common Stock underlying option awards.
(3)	Includes 5,060 shares of Class B Common Stock, which are entitled to 25 votes per share and are convertible into shares of Class A Common Stock on a one-for-one basis, and 40 shares of Class A Common Stock underlying option awards.
(4)	Includes 240 shares of Class A Common Stock underlying stock options awards.
(5)	Includes 240 shares of Class A Common Stock underlying stock options awards.
(6)	Includes 60 shares of Class A Common Stock underlying stock option awards.

Securities Authorized for Issuance Under Existing Equity Compensation Plan

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,262	$465.00	794
Total	2,262	$465.00	794

(1)	Consists of the 2024 Equity Incentive Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under this Plan or Bonus Stock Awards under this Plan shall not exceed 3,200 shares. For a description of this plan, see Note 17 to our 2025 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2025, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Note Payable with ARJ Trust

In December 2008, we entered into a $500,000, 8.50% annual interest rate note payable with a trust (“ARJ Trust”) indirectly controlled by Mr. Jones, our chief executive officer. We make monthly interest-only payments of $3,451. The outstanding principal balance of this note was $500,000 as of December 31, 2025 and 2024, respectively.

In June 2010, we entered into a second $150,000, 8.50% annual interest rate note with ARJ Trust. We make monthly interest-only payments of $1,063. The outstanding principal balance of this note was $150,000 as of December 31, 2025 and 2024, respectively.

Note Payable with Chris Jones

During the year ended December 31, 2024, the Company’s Chief Executive Officer loaned the Company an aggregate of $2 million for operating expenses. The loaned amount has a zero interest rate and no stated maturity date. The Company made no payments towards the loan during the year ended December 31, 2024. The Company made $400,000 in payments towards the loan during the year ended December 31, 2025. The principal balance of the loan payable was $1,600,000 and $2,000,000 at December 31, 2025 and 2024.

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

Employment Agreements

We have employment agreements with certain of our executive officers as discussed under the heading, Item 11. “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee has appointed Haynie & Company (“Haynie”) as our independent registered public accounting firm (the “Independent Auditor”) for the year ended December 31, 2025. The following table sets forth the fees billed to our company for professional services rendered by Haynie for the years ended December 31, 2025 and 2024:

Services	2025	2024
Audit fees (1)	$198,000	$188,000
Audit-related fees (2)	-	-
Tax fees (3)	-	13,000
All other fees(4)	24,500	3,500
Total fees	$222,500	$204,500

(1)	Audit fees consisted of billing for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our financial statements for the years ended December 31, 2025 and 2024 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024.

(2)	Audit related fees consisted of billings for professional services for reviews of our periodic filings under form 10-K and 10-Q and acquisition audits for the years ended December 31, 2025 and 2024.

(3)	Tax fees consisted primarily of tax related advisory and preparation services.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

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

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex C	12/29/23
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 7, 2023, by and among Deep Medicine Acquisition Corp., DMAC Merger Sub Inc., Bright Vision Sponsor LLC, Christopher Jones and TruGolf, Inc.	424B3	Annex B-2	12/29/23
2.3	Plan of Conversion of TruGolf Holdings, Inc.	8-K	2.1	3/13/26
3.1	Amended and Restated Articles of Incorporation of TruGolf Holdings, Inc.	8-K	3.1	3/13/26
3.2	Bylaws of TruGolf Holdings, Inc.	8-K	3.2	3/13/26
3.3	Certificate of Change	10-K	3.3	4/15/26
4.1	TruGolf Holdings, Inc. 2024 Stock Incentive Plan	10-K	4.4	4/15/25
4.2	TruGolf Holdings, Inc. 2026 Stock Incentive Plan	8-K	10.1	2/18/26
4.3	Form of Warrant to Purchase Series A Convertible Preferred Stock	8-K	10.3	4/23/25
4.4	Description of Securities	10-K	4.4	4/15/26
10.1	Securities Purchase Agreement	8-K	10.1	2/7/24
10.2	Indemnity Agreement	8-K	10.5	2/6/24
10.3	Employment Agreement between TruGolf, Inc. and Christopher Jones, dated as of January 18, 2024	10-K	10.6	4/15/25
10.4	Offer Letter, dated as of January 25, 2024, by and between TruGolf, Inc. and Brenner Adams	10-K	10.7	4/15/25
10.5	Offer Letter, dated as of January 18, 2024, by and between TruGolf, Inc. and Nate Larsen	10-K	10.8	4/15/25
10.6	Securities Purchase Agreement, dated February 2, 2024	8-K	10.1	2/7/24
10.7	Registration Rights Agreement, dated February 2, 2024	8-K	10.2	2/7/24
10.8***	Form of Exchange Agreement dated April 22, 2025	8-K	10.1	4/23/25
10.9	Form of Registration Rights Agreement dated April 22, 2025	8-K	10.4	4/23/25
10.10	Form of Equity Purchase Facility Agreement dated May 14, 2025	8-K	10.1	5/15/25
10.11	Form of Registration Rights Agreement dated May 14, 2025	8-K	10.2	5/15/25
10.12	Form of Amendment and Waiver Agreement, dated as of May 28, 2025	8-K	10.1	5/29/25
10.13	Form of Waiver Agreement dated July 21, 2025	8-K	10.4	7/22/25
19	Insider Trading Policy	10-K	19	4/15/25
21.1	Subsidiaries of the Registrant	10-K	21.1	4/15/25
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	10-K	32.1	4/15/26
97.1	Incentive Clawback Policy	10-K	97.1	4/15/25
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Taxonomy Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*

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

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)
Date:	April 30, 2026

By:	/s/ Brenner Adams
Name:	Brenner Adams
Title:	Director
Date:	April 30, 2026

By:	/s/ Humphrey P. Polanen
Name:	Humphrey P. Polanen
Title:	Director
Date:	April 30, 2026

By:	/s/ Riley Russell
Name:	Riley Russell
Title:	Director
Date:	April 30, 2026

By:	/s/ AJ Redmer
Name:	AJ Redmer
Title:	Director
Date:	April 30, 2026