Form 10-Q
period 2026-03-31
TruGolf Holdings, Inc.
filed 2026-05-20
CIK 1857086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 15, 2026, the latest practicable date, 1,093,687 shares of Class A common stock and 19,999 shares of Class B common stock outstanding.

TRUGOLF HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025

ASSETS

Current Assets:
Cash and cash equivalents	$8,836,670	$10,469,263
Restricted cash	2,100,000	2,100,000
Accounts receivable, net	1,314,837	1,060,709
Inventory, net	1,360,668	863,257
Prepaid expenses	766,947	985,076
Total Current Assets	14,379,122	15,478,305

Property and equipment, net	411,054	355,499
Capitalized software development costs, net	4,230,512	3,633,661
Right-of-use assets	551,116	682,648
Other long-term assets	31,023	31,023

Total Assets	$19,602,827	$20,181,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,186,999	$2,767,385
Deferred revenue	6,610,869	5,560,725
Notes payable, current portion	294,138	296,733
Notes payable to related parties	2,250,000	2,250,000
Line of credit, bank	802,738	802,738
Dividend notes payable	118,362	118,362
Accrued interest	594,461	594,590
Accrued and other current liabilities	1,405,705	1,508,750
Lease liability, current portion	398,302	502,526
Total Current Liabilities	15,661,574	14,401,809

Non-current Liabilities:
Note payables, net of current portion	268,500	287,000
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	164,664	191,944

Total Liabilities	17,094,738	15,880,753

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10 million shares authorized
Series A Convertible Preferred Stock, $0.0001 par value per share; authorized - 50,000 shares; 4,140 and 5,427 shares issued and outstanding, respectively. Liquidation preference of $3,922,680 as of March 31, 2026	-	1
Common stock, $0.0001 par value, 1,000,000 shares authorized:
Common stock - Series A, $0.0001 par value, 1 billion shares authorized; 641,006 and 422,899 shares issued and outstanding, respectively	63	41
Common stock - Series B, $0.0001 par value, 10 million shares authorized; 19,999 shares issued and outstanding, respectively	2	2
Treasury stock at cost, 9 shares of common stock held, respectively	(2,382,000)	(2,037,000)
Additional paid-in capital	49,376,386	47,413,839
Accumulated deficit	(44,486,362)	(41,076,500)

Total Stockholders’ Equity	2,508,089	4,300,383

Total Liabilities and Stockholders’ Equity	$19,602,827	$20,181,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Revenue, net	$5,020,262	$5,237,825
Cost of revenue	2,337,266	1,800,114
Total gross profit	2,682,996	3,437,711

Operating expenses:
Salaries, wages and benefits	793,411	1,946,816
Selling, general and administrative	3,184,164	2,725,119
Total operating expenses	3,977,575	4,671,935

Loss from operations	(1,294,579)	(1,234,224)

Other (expense) income:
Interest income	54,448	54,596
Interest expense	(207,163)	(1,490,694)
Total other expense	(152,715)	(1,436,098)

Loss from operations before provision for income taxes	(1,447,294)	(2,670,322)

Provision for income taxes	-	-
Net loss	$(1,447,294)	$(2,670,322)

Net loss per common share - basic and diluted	$(2.75)	$(44.24)

Weighted average shares outstanding - basic and diluted	527,000	60,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	-	$-	52,241	$5	3,434	$-	(9)	$(2,037,000)	$18,551,710	$(21,155,496)	$(4,640,781)

Issuance of common stock for interest and make good	-	-	4,805	-	-	-	-	-	1,087,513	-	1,087,513
Issuance of common stock for conversion of notes	-	-	1,324	-	-	-	-	-	1,655,000	-	1,655,000
Stock-based compensation - options	-	-	-	-	-	-	-	-	3,341	-	3,341
Net loss	-	-	-	-	-	-	-	-	-	(2,670,322)	(2,670,322)
Balance as of March 31, 2025	-	$-	58,370	$5	3,434	$-	(9)	$(2,037,000)	$21,297,564	$(23,825,818)	$(4,565,249)

Balance at December 31, 2025	5,427	$1	422,899	$41	19,999	$2	(9)	$(2,037,000)	$47,413,839	$(41,076,500)	$4,300,383

Issuance of common stock for conversion of Series A Preferred and dividends	(1,349)	(1)	226,828	23	-	-	-	-	2,043,278	(2,043,300)	-
Reversal of cancelled preferred stock conversions	62	-	(8,721)	(1)	-	-	-	-	(80,731)	80,732	-
Repurchase of common stock	-	-	-	-	-	-	-	(345,000)	-	-	(345,000)
Net loss	-	-	-	-	-	-	-	-	-	(1,447,294)	(1,447,294)
Balance as of March 31, 2026	4,140	$-	641,006	$63	19,999	$2	(9)	$(2,382,000)	$49,376,386	$(44,486,362)	$2,508,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net loss	$(1,447,294)	$(2,670,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	491,896	115,300
Amortization of convertible notes discount	-	231,940
Amortization of right-of-use asset	131,532	88,354
Stock issued for make good provisions on debt conversion	-	1,087,513
Stock options issued to employees	-	3,341
Changes in operating assets and liabilities:
Accounts receivable, net	(254,128)	(180,461)
Inventory, net	(497,411)	(1,503,632)
Prepaid expenses	218,129	(73,342)
Other current assets	-	45,737
Accounts payable	419,485	(256,248)
Deferred revenue	1,050,144	1,028,780
Accrued interest payable	-	(95,974)
Accrued and other current liabilities	(103,045)	1,823,760
Lease liability	(131,504)	(93,865)
Net cash used in operating activities	(122,196)	(449,119)

Cash flows from investing activities:
Purchases of property and equipment	(78,238)	(64,159)
Capitalized software, net	(1,066,064)	(270,531)
Net cash used in investing activities	(1,144,302)	(334,690)

Cash flows from financing activities:
Proceeds from PIPE loans, net of discount	-	2,520,000
Repayments of notes payable	(2,595)	(2,448)
Repayments of notes payable - related party	(18,500)	-
Repurchase of treasury stock	(345,000)	-
Net cash provided by (used in) financing activities	(366,095)	2,517,552

Net change in cash, cash equivalents and restricted cash	(1,632,593)	1,733,743

Cash, cash equivalents and restricted cash - beginning of period	12,569,263	10,882,077

Cash, cash equivalents and restricted cash - end of period	$10,936,670	$12,615,820

Supplemental cash flow information:
Cash paid for:
Interest	$-	$108,993
Income taxes	$-	$-
Non-cash investing and financing activities:
Series A Convertible Preferred Stock dividends converted to Class A Common Stock	$2,043,300	$-
PIPE note principal converted to Class A Common Stock	$-	$1,655,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Organization and Business

TruGolf Holdings, Inc. (including its subsidiaries, “TruGolf”, “the Company,” “we,” “us,” or “our”) designs, develops, manufactures, and sells golf simulators and related software for residential and commercial applications.

On May 10, 2024, the Company formed TruGolf Links Franchising, LLC (“Links”), a wholly-owned subsidiary, to establish and sell franchises utilizing the Company’s indoor golf and recreational sports simulators.

On March 10, 2026, the Company completed its redomestication from Delaware to Nevada (the “Redomestication”). In connection with the Redomestication, the Company adopted new articles of incorporation and bylaws governed by Nevada law. At the effective time of the Redomestication, each outstanding share of the Company’s common stock and preferred stock converted into an equivalent corresponding share of the Nevada corporation, with no change in par value.

Reverse Stock Split

On March 27, 2026, the Company completed a 1-for-10 reverse stock split of the Class A common stock and Class B common stock of the Company’s issued and outstanding common stock, effective as of March 27, 2026 (the “2026 Reverse Stock Split”, and together with the 2025 Reverse Stock Split, the “Reverse Stock Split”) and began trading on a 2026 Reverse Stock Split-adjusted basis on Nasdaq on March 27, 2026. As a result of the 2026 Reverse Stock Split, the number of Class A common stock outstanding was reduced from 5,355,626 to approximately 535,563 and the number of Class B common stock outstanding was reduced from 199,999 to 19,999, and the number of authorized shares of common stock was reduced from 1,000,000,000 shares to 100,000,000 shares. All share amounts have been retroactively adjusted for the Reverse Stock Split.

Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards and warrants, as applicable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of ours are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following policies are either new to the Company or have been updated to reflect changes in the current period.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TruGolf have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the Form 10-K, as filed with the SEC on April 15, 2026 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting of normal recurring accruals, have been made. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the entire year.

Reclassifications

Certain reclassifications within the balance sheets and statements of operations have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total on the results of operations and cash flows in all periods presented.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

NOTE 3 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for the periods presented because all potentially dilutive securities were anti-dilutive.

Potentially dilutive securities excluded from the computation of diluted net loss per share consisted of the following:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Stock options	2,262	2,262
Series A preferred shares (1)	581,011	-
Common stock – Series A preferred warrants	2,917	-
Earnout shares	9,000	9,000
Underwriter warrants	1,265	1,265
PIPE convertible notes (2)	-	802
Common stock – Series A warrants	-	2,818
Common stock – Series B warrants	-	3,100
Totals	596,455	19,247

(1)	Does not include shares for make-whole conversion provisions based on variable floating factors that were not determinable as of March 31, 2026.
(2)	Does not include shares for interest or make-whole amounts as the number of shares is undeterminable since the calculation is based on variable floating factors.

NOTE 4 – CAPITALIZED SOFTWARE

Capitalized software development costs consist primarily of costs incurred for the development and enhancement of the Company’s proprietary software platform, E6 GOLF.

The following summarizes capitalized software development costs as of March 31, 2026:

Capitalized software, net – December 31, 2025	$3,633,661
Software development costs capitalized	1,066,064
Less accumulated amortization	(469,213)
Capitalized software – March 31, 2026	$4,230,512

Total amortization expense for the three months ended March 31, 2026 and 2025, was $469,213 and $100,000, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party notes payable consisted of the following:

	March 31,	December 31,
	2026	2025
Note payable - ARJ Trust	$650,000	$650,000
Loan - Chris Jones	1,600,000	1,600,000
	2,250,000	2,250,000
Less current portion	(2,250,000)	(2,250,000)
Note payable to relates parties long-term portion	$-	$-

ARJ Trust

In December 2008, the Company entered into a note payable with ARJ Trust, a trust that is indirectly controlled by the Company’s chief executive officer. The note had a principal amount of $500,000, an interest rate of 8.50% per annum, and an amended maturity date of September 30, 2026. The Company is required to make monthly interest-only payments of $3,541.

In June 2010, the Company entered into a second note payable with ARJ Trust. The note has a principal amount of $150,000, an interest rate of 8.50% per annum, and an amended maturity date of September 30, 2026. The Company is required to make monthly interest-only payments of $1,063.

The Company made interest-only payments of $13,812 during the three months ended March 31, 2026 and 2025, respectively. The principal balance of the notes was $650,000 at March 31, 2026 and December 31, 2025.

Chris Jones

During the year ended December 31, 2024, the Company chief executive officer loaned the Company an aggregate of $2 million for operating expenses. The loaned amount has a zero interest rate and no stated maturity date. The Company made no payments toward the loan during the three months ended March 31, 2026. During the year ended December 31, 2025, the Company repaid $400,000 of principal. The principal balance of the loan payable was $1,600,000 at March 31, 2026 and December 31, 2025.

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On April 22, 2025, in connection with the execution of certain exchange agreements, the Company designated 50,000 shares of authorized and unissued preferred stock as Series A Convertible Preferred Stock. Upon completion of the Redomestication, the Series A Convertible Preferred Stock was converted into Series A Convertible Preferred Stock of the redomesticated entity on the same terms (“Series A Preferred”).

Each share of Series A Preferred has an initial stated value of $1,000 per share, subject to adjustment in accordance with the Company’s Articles of Incorporation, including for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions and similar events. The Series A Preferred ranks senior to the Company’s common stock with respect to dividends, distributions, and payments upon liquidation, dissolution, and winding up the Company.

The Series A Preferred accrues cash dividends at a rate of 10% per annum. Dividends may be paid in cash, shares of the Company’s Class A common stock at a rate of 15% per annum, through increases to the stated value of the Series A Preferred (“Capitalized Dividends”), or in a combination thereof, subject to the terms of the Articles of Incorporation. The conversion amount of the Series A Preferred may also include certain additional amounts, make-whole amounts and other amounts payable pursuant to the Articles of Incorporation. The increase in the gross stated value of the Series A Preferred primarily relates to capitalized dividends and other adjustments pursuant to the Articles of Incorporation.

The conversion price of the Series A Preferred is subject to periodic reset provisions based on the market price of the Company’s Class A common stock. The Series A Preferred also contains anti-dilution and stock combination event adjustment provisions, including adjustments based on an “Event Market Price,” as defined in the Articled of Incorporation, which may affect the conversion price and the number of shares issuable upon conversion. In connection with the Company’s 2026 reverse stock split, the conversion price was proportionately adjusted to $21.60 per share. As of March 31, 2026, certain market Event Price calculations remained subject to determination based on post-event measurement periods due to the 2026 Reverse Stock Split. On April 22, 2026, the conversion price was adjusted to $2.76 per share pursuant to the reset provisions.

Upon the voluntary conversion by the holders of the Series A Preferred, in addition to the issuance of Class A common stock issuable upon conversion of the stated value of the Series A Preferred, the Company shall issue to the holders of Class A common stock all dividends that would otherwise have accrued on such Series A Preferred is such share were held until the five-year anniversary of issuance (the “Make-Whole Amount”). The Make-Whole Amount is convertible into Class A common stock at the “Alternate Conversion Price” which is equal to the lesser of (i) the conversion price, and (ii) 90% of the lowest volume weighted average price (“VWAP”) of the Class A common stock during the five consecutive trading days immediately prior to such conversion (subject to the Floor Price of $35.00 (the “Floor Price”)) (the “Alternate Conversion Price”). If at the time of a conversion the Alternate Conversion Price is determined to the Floor Price because such Floor Price is greater than 90% of the then five-day VWAP of a share of Class A common stock, then the Conversion Amount, is automatically increased pro rata, by the applicable Alternate Conversion Floor Amount. The “Conversion Amount” means, on any date, the sum of (1) the stated value plus (2) any declared and unpaid dividends on the Series A Preferred plus (3) the Make-Whole Amount, if any, plus (4) any other amounts owed to such holder. The “Alternate Conversion Floor Amount” means an amount equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Class A common stock trades at on the trading day immediately preceding the relevant date and (II) the applicable Alternate Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Class A common stock delivered to such holder from (II) the quotient obtained by dividing (x) the applicable Conversion Amount, by (y) the applicable Alternate Conversion Price without giving effect to the Floor Price.

Conversion of Series A Preferred Stock

During the three months ended March 31, 2026, the Company issued an aggregate of 129,616 shares of Class A common stock with fair values ranging from $8.08 - $21.60 per share for the conversion of 1,349 shares of Series A Preferred Convertible Stock.

During the three months ended March 31, 2026, the Company issued an aggregate of 97,212 shares of Class A common stock with fair values ranging from $8.08 - $21.60 per share to Series A Preferred Convertible shareholders in lieu of cash for unpaid dividends.

During the three months ended March 31, 2026, the Company reversed the conversion of 62 shares of Series A Preferred Stock into 8,721 shares of Class A common stock that had previously been reflected as converted as of December 31, 2025. Subsequent to year end, the related conversion transactions were cancelled because the corresponding Class A common stock were not issued or delivered to the holders.

As a result, during the three months ended March 31, 2026, the Company reversed the previously recorded conversion entries and reinstated the applicable preferred stock balances. The reversal resulted primarily in reductions to the Class A common stock and additional paid-in capital and a corresponding adjustment to accumulated deficit associated with the reversal of amounts previously recorded pursuant to the make-whole provisions of the Series A Preferred Stock conversion terms.

The Company evaluated the impact of the cancelled conversions on its previously issued financial statements, including the earnings per share, and concluded that the impact was not material.

NOTE 7 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues are disaggregated based on revenue type, including (i) golf simulators, (ii) content software subscriptions, (iii) franchise revenue, and (iv) other.

The Company’s net revenues for the three months ended March 31, 2026 and 2025, are disaggregated as follows:

	Three Months Ended March 31,
	2026	2025
Revenues:
Golf Simulators(1)	$3,664,866	$3,893,187
Content Software Subscriptions	1,190,955	1,159,705
Franchise Revenue	-	13,125
Other(2)	164,441	171,808
Total net revenue	$5,020,262	$5,237,825

(1)	Includes items such as hardware and proprietary perpetual licenses.
(2)	Includes items such as shipping income and installation income.

NOTE 8 – SEGMENT INFORMATION

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

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting, contract labor, personnel, business development, royalty, and marketing expenses:

	Three Months Ended March 31,
	2026	2025
Consulting expenses	$800,615	$633,981
Contract labor	345,108	613,340
Personnel expenses	793,411	1,946,816
Business development expenses	19,000	119,610
Marketing expenses	266,967	334,378
Other expenses*	1,752,474	1,023,810
Total operating expenses	$3,977,575	$4,671,935

*	Other expenses materially comprised of rent, insurance, stock-based compensation, depreciation and amortization, licenses, dues and subscriptions, travel and entertainment, and merchant fees.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in claims and legal proceedings arising in the ordinary course of business. Management is not currently aware of any matters that are expected to have material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 10 – SUBSEQUENT EVENTS

Appointment of Chief Financial Officer

On May 1, 2026, the Company entered into an employment letter (the “Employment Letter”) with Steven Passey to serve as the Company’s Chief Financial Officer effective May 20, 2026. The Employment Letter provides for an initial annual base salary of $225,000 for the initial three months, increasing to $250,000 thereafter, and eligibility for annual equity grants under the Company’s stock incentive plans, as determined by the Compensation Committee of the Board of Directors. MR. Passey is entitled to participate in the Company’s benefit plans and programs for similarly situated executives, expense reimbursement in accordance with Company policy, and other standard benefits.

Issuance of Common Stock

Subsequent to March 31, 2026, the Company issued an aggregate of 258,636 shares of Class A common stock with fair values ranging from $2.76 - $21.60 per share for the conversion of 1,003 shares of Series A Preferred Convertible Stock.

Subsequent to March 31, 2026, the Company issued an aggregate of 194,047 shares of Class A common stock with fair values ranging from $2.76 - $21.60 per share to Series A Preferred Convertible shareholders in lieu of cash for unpaid dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which we believe relevant to an assessment and understanding of our financial condition and results of operations. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (“Form 10-Q”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “forecasts,” “may,” “will,” “should,” “seek,” “scheduled,” “intend,” “plan,” and “expect” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

The forward-looking statements in this Form 10-Q are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the Company’s control, that could cause the actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to numerous risks, including, but not limited to the following:

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

These forward looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2026 (the “Form 10-K”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable and the information included in this report is accurate, we cannot guarantee that the future results, level of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to confirm these statements to actual results or changes in our expectations. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q (the “Financial Statements”), and also with our audited consolidated financial statements and notes thereto included in our Form 10-K.

Company Overview

We design, develop, manufacture, and sell golf simulators and related software for residential and commercial applications. Our product offerings include portable, professional, commercial, and custom simulators, as well as standalone software products including E6 Connect and E6 GOLF. We also offer multi-sport gaming applications. Our franchise operations are conducted through our wholly-owned subsidiary, TruGolf Links Franchising, LLC, (“Links”)

Reverse Stock Split

On March 27, 2026, the Company completed a 1-for-10 reverse stock split of the Class A common stock and Class B common stock of the Company’s issued and outstanding common stock, effective as of March 27, 2026 (the “2026 Reverse Stock Split”, and together with the 2025 Reverse Stock Split, the “Reverse Stock Split”) and began trading on a 2026 Reverse Stock Split-adjusted basis on Nasdaq on March 27, 2026. As a result of the 2026 Reverse Stock Split, the number of Class A common stock outstanding as of December 31, 2025, was reduced from 5,355,626 to approximately 535,563 and the number of Class B common stock outstanding was reduced from 199,999 to 19,999, and the number of authorized shares of common stock was reduced from 1,000,000,000 shares to 100,000,000 shares. All share amounts have been retroactively adjusted for the Reverse Stock Split.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

	2026	2025	Variance
Revenue, net	$5,020,262	$5,237,825	$(217,563)
Cost of revenue	2,337,266	1,800,114	537,152
Total gross profit	2,682,996	3,437,711	(754,715)

Operating Expenses:
Salaries, wages and benefits	793,411	1,946,816	(1,153,405)
Selling, general and administrative	3,184,164	2,725,119	459,045
Operating loss	(1,294,579)	(1,234,224)	(60,355)
Other income (expenses)	(152,715)	(1,436,098)	1,283,383
Loss before income taxes	$(1,447,294)	$(2,670,322)	$1,223,028

Revenues

Revenues remained relatively consistent for the three months ended March 31, 2026, decreasing by $217,563, or 4.2%, compared to the three months ended March 31, 2025. The decrease was primarily attributable to the decrease in golf simulator revenue, which decreased by $228,321, to $3,664,866 during the three months ended March 31, 2026, as compared to the prior year period.

Cost of Revenues

Cost of revenues increased by $537,152, or 29.8%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was partially attributable to (i) the allocation of salaries and wages of warehouse employees of $229,649, during the three months ended March 31, 2026, compared to its absence during the prior year period and (ii) the increase in shipping costs of $165,199 during the three months ended March 31, 2026 as compared to the prior year period.

Operating Expenses

Total operating expenses decreased by $694,360, or 14.9%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Salaries, Wages and Benefits: Salaries, wages and benefits decreased by $1,153,405, or 59.2%, to $793,411 for the three months ended March 31, 2026, compared to $1,946,816 for the prior year period. The decrease reflects a significant increase in the portion of employee compensation capitalized as software development costs during the period. During the three months ended March 31, 2026, the Company capitalized $1,066,064 in software development costs associated with employee compensation, compared to $270,531 during the prior year period.

Selling, General and Administrative: SG&A increased by $459,045, or 16.8%, to $3,184,164 for the three months ended March 31, 2026, compared to $2,725,119 for the prior year period. The increase was primarily driven by the following: (i) amortization expense related to capitalized software costs increased to $469,213 in 2026 from $100,000 in 2025, (ii) an increase in rent expense of $104,644 during the three months ended March 31, 2026, as compared to the prior year period, primarily related to a lease modification during the year ended December 31, 2025, which resulted in an increase in the associated monthly rent, and (iii) an increase in professional fees of $166,634 primarily driven by $149,890 in legal fees related to the Company’s franchising efforts that were not active during the prior year period.

Other Income (Expenses)

Other income (expenses) decreased by $1,283,383, or 89.4%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily attributable to the elimination of interest obligations associated with the PIPE Convertible Notes following their exchange for Series A Preferred Stock in July 2025 as well as the settlement of the dividend notes payable in April 2025.

Liquidity and Capital Resources

Liquidity

As of March 31, 2026, we had cash on hand of $10,936,670 and a working capital deficit of $1,282,452, as compared to cash on hand of $12,569,263 and a working capital surplus of $1,076,496 as of December 31, 2025. The decrease in working capital is primarily attributable to a decrease in cash on hand of $1,632,593, an increase of accounts receivable, net of $254,128, an increase in inventory of $497,411 which was partially offset by an increase in accounts payable of $419,485 and an increase in deferred revenue of $1,050,144.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with the sale of equity and convertible notes. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

During the three months ended March 31, 2026, our net cash used in operating activities was $122,196 as compared to $449,119 during the three months ended March 31, 2025. The period over period change was primarily attributable to favorable changes in working capital, including increases in deferred revenue and accounts payable, partially offset by changes in inventory and accounts receivable.

The current period also reflected $1,087,513 and $231,940 lower non-cash adjustments related to stock issued for make-whole provisions on debt conversion and amortization of convertible note discounts, respectively, compared to the prior year period.

During the three months ended March 31, 2026, our net cash used in investing activities was $1,144,302 as compared to net cash used in investing activities of $334,690 during the three months ended March 31, 2025. The increase in cash used in investing activities was primarily due to an increase in capitalized costs for software development.

During the three months ended March 31, 2026, our net cash used in financing activities was $366,095 as compared to net cash provided by of $2,517,552 during the three months ended March 31, 2025. The decrease in cash provided by financing activities was primarily due to $2,520,000 in cash proceeds from the Convertible PIPE Notes in 2025.

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

Allowance for Current Expected Losses

We estimate our allowance for current expected credit losses on accounts receivable using a rate loss model that considers customer payment history, aging, current economic conditions, and management’s judgment regarding ultimate collectability. As of March 31, 2026, we recorded an allowance of $1,611,930 against gross accounts receivable of $2,926,767, representing a reserve rate of 55.1%. The reserve rate reflects the concentration of our receivables among a limited number of commercial customers and the extended payment terms common in our industry.

This estimate is inherently uncertain because it requires management to predict future customer behavior based on historical patterns that may not be indicative of future collections. A 10% increase or decrease in our reserve rate would change the allowance by approximately $293,000, with a corresponding impact on net income. Given the concentration of our receivable balance, the financial condition of a single significant customer could have a disproportionate effect on this estimate.

Inventory Valuation

We carry inventory at the lower of cost or net realizable value. Estimating net realizable value requires management to assess product demand, technological obsolescence, and the expected selling prices of inventory on hand. During the three months ended March 31, 2026, we recorded $64,343 in inventory valuation adjustments in connection with our transition to a new accounting system, which required a comprehensive reconciliation of physical inventory counts to book records. These adjustments demonstrate the inherent uncertainty in this estimate.

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

Capitalized Software Development Costs and Technological Feasibility and Useful Life

We capitalize software development costs once technological feasibility is established and cease capitalization when the product is available for general release. As of March 31, 2026, capitalized software development costs, net of accumulated amortization, were $4,230,512, and amortization expense was $469,213 for the three months ended March 31, 2026, compared to $100,000 for the three months ended March 31, 2025.

Two estimates embedded in this balance involve significant judgment. First, the determination of when technological feasibility is achieved affects the amount of costs eligible for capitalization versus those that must be expensed as incurred. An earlier or later feasibility determination could materially change the amount capitalized in any given period. Second, we amortize capitalized software costs over an estimated useful life of three years. If the actual useful life of our software products proves shorter than three years due to technological change or loss of market relevance, we would be required to accelerate amortization or record an impairment charge. Conversely, if useful lives are longer than estimated, our amortization expense may be overstated. Given the $4,230,512 net balance subject to this estimate, a change in the estimated useful life from three years to two years would increase annual amortization expense by approximately $702,000, which would be material to our results of operations.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact on our unaudited condensed consolidated financial statements, refer to Note 2—Summary of Significant Accounting Policies in our Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective, as of March 31, 2026, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is a party to various lawsuits, claims, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to commercial disputes, intellectual property matters, and employment related matters. In addition, our Company may bring claims or initiate lawsuits from time to time against various third parties with respect to matters arising out of the ordinary course of our Company’s business, including but not limited to commercial and intellectual property related matters.

For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses in excess of the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows.

As of the date of this Form 10-Q, we believe that none of our pending lawsuits, claims, and other proceedings are expected to have a material adverse effect on our Company’s business, consolidated financial position, results of operations, or cash flows. However, management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation. We know of no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Information regarding our risk factors appears in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A common stock. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K.

The conversion of our outstanding Series A Preferred Stock into Class A common stock will dilute the ownership interest of our stockholders.

The conversion price of our Series A Preferred Stock is subject to adjustment in certain circumstances, including (i) if we sell Class A common stock or equivalents at a price below the then-current conversion price (subject to certain exceptions), (ii) on each six-month anniversary of issuance (each, a “Reset Date”) if the conversion price then in effect exceeds the closing price of the Class A common stock on such date, and (iii) upon stock splits, stock dividends, or similar recapitalization events. The most recent Reset Date was April 22, 2026, resulting in a Reset Price of $2.76. The next Reset Date will be October 22, 2026. Upon conversion, we must issue to the holders Class A common stock representing all dividends that would otherwise have accrued on such Series A Preferred through the five-year anniversary of issuance, and this amount converts at a price equal to the lesser of the conversion price, or 90% of the lowest VWAP of Class A common stock during the five trading days prior to conversion (subject to a floor price). In addition, if the floor price exceeds 90% of the five-day VWAP, the stated value of the Series A Preferred is subject to increase. If the conversion price of the Series A Preferred decreases or the stated value of the Series A Preferred increases, the number of shares underlying the Series A Preferred Stock will increase, materially diluting our stockholders. See Note 6 – Stockholders’ Equity - Series A Convertible Preferred Stock for further details.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There are no transactions that have not been previously reported in a Current Report on Form 8-K or in our prior filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 25, 2025, our Board approved the adoption of a stock repurchase program (the “2025 Repurchase Program”), which ends on May 28, 2026. Under the 2025 Repurchase Program, the Company could purchase up to $2 million worth of shares of its Common Stock, with no shares exceeding a price of $2.00 per share, from time to time in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The 2025 Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of Common Stock. We purchased a total of 439,208 shares of our Common Stock under the 2025 Repurchase Program for $346,503.

The following table presents details of our share repurchase transactions during the first three months of 2026:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2026 – January 31, 2026	249,000	$0.83	249,000	$1,784,424
February 1, 2026 – February 28, 2026	190,208	$0.73	190,208	$1,653,497
March 1, 2026 – March 31, 2026	-	$-	-	$1,653,497

(1)	The 2025 Share Repurchase Program does not require the Company to repurchase a certain amount of shares of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended)..

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Plan of Conversion of TruGolf Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2026)

3.1	Amended and Restated Articles of Incorporation of TruGolf Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2026)

3.2	Bylaws of TruGolf Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2026)

3.3	Certificate of Change (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026)

10.1	TruGolf Holdings, Inc. 2026 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2026)

10.2	Employment Agreement between Steven Passey and TruGolf Holdings, inc. dated May 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2026)

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

By:	/s/ Christopher (Chris) Jones
Name:	Christopher (Chris) Jones
Title:	Chief Executive Officer, Director, Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)

Date:	May 20, 2026

