Form 10-Q
period 2026-06-30
TruGolf Holdings, Inc.
filed 2026-08-14
CIK 1857086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 12, 2026, the latest practicable date, 1,903,708 shares of Class A common stock and 19,999 shares of Class B common stock outstanding.

TRUGOLF HOLDINGS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,374,349	$10,469,263
Restricted cash	2,100,000	2,100,000
Accounts receivable, net	1,265,013	1,060,709
Inventory, net	1,391,316	863,257
Prepaid expenses	1,057,780	985,076
Total current assets	12,188,458	15,478,305
Property and equipment, net	483,963	355,499
Capitalized software development costs, net	4,877,603	3,633,661
Right-of-use assets	417,947	682,648
Other long-term assets	31,023	31,023
Total assets	$17,998,994	$20,181,136
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,249,204	$2,767,385
Deferred revenue	5,180,889	5,560,725
Notes payable, current portion	291,507	296,733
Notes payable to related parties	2,100,000	2,250,000
Line of credit, bank	802,738	802,738
Dividend notes payable	118,362	118,362
Accrued interest	594,590	594,590
Accrued and other current liabilities	1,903,430	1,508,750
Lease liability, current portion	293,132	502,526
Total current liabilities	14,533,852	14,401,809
Non-current liabilities:
Note payables, net of current portion	268,500	287,000
Gross sales royalty payable	1,000,000	1,000,000
Lease liability, net of current portion	136,361	191,944
Total liabilities	15,938,713	15,880,753
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10 million shares authorized
Series A Convertible Preferred Stock, $0.0001 par value per share; authorized - 50,000 shares; 2,678 and 5,427 shares issued and outstanding, respectively. Liquidation preference of $614,016 as of June 30, 2026	-	1
Common stock, $0.0001 par value, 100 million shares authorized:
Common stock - Class A, $0.0001 par value, 100 million shares authorized; 1,569,534 and 422,899 shares issued and outstanding, respectively	156	41
Common stock - Class B, $0.0001 par value, 1 million shares authorized; 19,999 shares issued and outstanding, respectively	2	2
Treasury stock at cost, 9 shares of common stock held, respectively	(2,382,000)	(2,037,000)
Additional paid-in capital	52,687,711	47,413,839
Accumulated deficit	(48,245,588)	(41,076,500)
Total stockholders’ equity	2,060,281	4,300,383
Total liabilities and stockholders’ equity	$17,998,994	$20,181,136

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue, net	$5,792,180	$4,310,864	$10,812,442	$9,700,094
Cost of revenue	2,326,282	2,537,654	4,663,548	4,489,173
Total gross profit	3,465,898	1,773,210	6,148,894	5,210,921

Operating expenses:
Salaries, wages and benefits	1,240,565	1,006,210	2,033,976	2,953,026
Selling, general and administrative	2,447,339	2,637,026	5,631,503	5,362,145
Total operating expenses	3,687,904	3,643,236	7,665,479	8,315,171

Loss from operations	(222,006)	(1,870,026)	(1,516,585)	(3,104,250)

Other (expense) income:
Interest income	45,892	64,830	100,340	119,426
Interest expense	(263,702)	(1,516,874)	(470,865)	(3,007,568)
Other income (expense)	(7,992)	600	(7,992)	600
Total other expense	(225,802)	(1,451,444)	(378,517)	(2,887,542)

Loss from operations before provision for income taxes	(447,808)	(3,321,470)	(1,895,102)	(5,991,792)

Provision for income taxes	-	-	-	-
Net loss	$(447,808)	$(3,321,470)	$(1,895,102)	$(5,991,792)

Net loss per common share - basic and diluted	$(0.37)	$(4.63)	$(2.18)	$(9.31)

Weighted average shares outstanding - basic and diluted	1,206,000	717,928	868,000	643,657

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	-	$-	52,241	$5	3,434	$-	(9)	$(2,037,000)	$18,551,710	$(21,155,496)	$(4,640,781)

Issuance of common stock for interest and make good	-	-	4,805	-	-	-	-	-	1,087,513	-	1,087,513
Issuance of common stock for conversion of notes	-	-	1,324	-	-	-	-	-	1,655,000	-	1,655,000
Stock-based compensation- options	-	-	-	-	-	-	-	-	3,341	-	3,341
Net loss	-	-	-	-	-	-	-	-	-	(2,670,322)	(2,670,322)
Balance as of March 31, 2025	-	$-	58,370	$5	3,434	$-	(9)	$(2,037,000)	$21,297,564	$(23,825,818)	$(4,565,249)

Issuance of common stock for PIPE interest and make good			11,115	1					1,082,193		1,082,194
Issuance of common stock for conversion of PIPE notes			3,116	-					1,558,000		1,558,000
Issuance of common stock for conversion of dividend note payable			8,466	1	16,565	2			3,905,558		3,905,561
Reverse stock split adjustment			(5)	-							-
Stock-based compensation - options									3,342		3,342
Issuance of Series A Preferred and associated warrants	189	-	-	-	-	-	-	-	5,651,310	-	5,651,310
Net loss	-	-	-	-	-	-	-	-	-	(3,321,470)	(3,321,470)
Balance as of June 30, 2025	189	$-	81,062	$7	19,999	$2	(9)	$(2,037,000)	$33,497,967	$(27,147,288)	$4,313,688

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2025	5,427	$1	422,899	$41	19,999	$2	(9)	$(2,037,000)	$47,413,839	$(41,076,500)	$4,300,383

Issuance of common stock for conversion of Series A Preferred and dividends	(1,349)	(1)	226,828	23	-	-	-	-	2,043,278	(2,043,300)	-
Reversal of cancelled preferred stock conversions	62	-	(8,721)	(1)	-	-	-	-	(80,731)	80,732	-
Repurchase of common stock	-	-	-	-	-	-	-	(345,000)	-	-	(345,000)
Net loss	-	-	-	-	-	-	-	-	-	(1,447,294)	(1,447,294)
Balance as of March 31, 2026	4,140	$-	641,006	$63	19,999	$2	(9)	$(2,382,000)	$49,376,386	$(44,486,362)	$2,508,089

Issuance of common stock for conversion of Series A Preferred and dividends	(1,331)	-	928,528	93	-	-	-	-	3,311,325	(3,311,418)	-
Cancelled preferred stock conversions	(16)	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(447,808)	(447,808)
Balance as of June 30, 2026	2,793	$-	1,569,534	$156	19,999	$2	(9)	$(2,382,000)	$52,687,711	$(48,245,588)	$2,060,281

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRUGOLF HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,895,102)	$(5,991,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	803,396	413,409
Amortization of convertible notes discount	-	359,037
Amortization of right-of-use asset	264,701	178,344
Bad debt expense	-	74,818
Stock issued for make good provisions on debt conversion	-	2,169,707
Stock options issued to employees	-	6,682
Changes in operating assets and liabilities:
Accounts receivable, net	(204,304)	(861,552)
Inventory, net	(528,059)	(348,965)
Prepaid expenses	(72,704)	(173,770)
Other current assets	-	45,737
Accounts payable	481,819	390,129
Deferred revenue	(379,836)	1,896,218
Accrued interest payable	-	(96,429)
Accrued and other current liabilities	394,680	773,570
Lease liability	(264,977)	(189,689)
Net cash used in operating activities	(1,400,386)	(1,354,546)

Cash flows from investing activities:
Purchases of property and equipment	(176,134)	(45,966)
Capitalized software, net	(1,999,668)	(1,568,778)
Net cash used in investing activities	(2,175,802)	(1,614,744)

Cash flows from financing activities:
Proceeds from PIPE loans, net of discount	-	2,520,000
Repayments of notes payable	(23,726)	(4,928)
Repayments of notes payable to related party	(150,000)	(268,500)
Repurchase of treasury stock	(345,000)	-
Net cash provided by (used in) financing activities	(518,726)	2,246,572

Net change in cash, cash equivalents and restricted cash	(4,094,914)	(722,718)

Cash, cash equivalents and restricted cash - beginning of period	12,569,263	10,882,077

Cash, cash equivalents and restricted cash - end of period	$8,474,349	$10,159,359

Supplemental cash flow information:
Cash paid for:
Interest	$57,468	$108,993
Income taxes	$-	$-
Non-cash investing and financing activities:
Series A Convertible Preferred Stock dividends converted to Class A Common Stock	$5,354,718	$-
PIPE note principal converted to Class A Common Stock	$-	$3,213,000
Dividend note principal converted to Class A and Class B Common Stock	$-	$3,905,561
Exchange of PIPE Notes and Series A and B Warrants for Series A Convertible Preferred Stock and Warrants for Series A Convertible Preferred Stock	$-	$5,651,310

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

Reverse Stock Split

On March 27, 2026, the Company completed a 1-for-10 reverse stock split of the Class A common stock and Class B common stock of the Company’s issued and outstanding common stock, effective as of March 27, 2026 (the “2026 Reverse Stock Split”, and together with the 2025 Reverse Stock Split, the “Reverse Stock Split”) and began trading on a 2026 Reverse Stock Split-adjusted basis on Nasdaq on March 27, 2026. As a result of the 2026 Reverse Stock Split, the number of Class A common stock outstanding was reduced from 5,355,626 to approximately 535,563 and the number of Class B common stock outstanding was reduced from 199,999 to 19,999, and the number of authorized shares of Class A common stock was reduced from 1,000,000,000 shares to 100,000,000 shares, and the number of authorized shares of Class B common stock was reduced from 10,000,000 shares to 1,000,000 shares. All share amounts have been retroactively adjusted for the Reverse Stock Split.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TruGolf have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the Form 10-K, as filed with the SEC on April 15, 2026 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting of normal recurring accruals, have been made. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the entire year.

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

Potentially dilutive securities excluded from the computation of diluted net loss per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	2,262	2,262	2,262	2,262
Series A preferred shares (1)	475,981	-	475,981	-
Common stock - Series A preferred warrants	1,457,315	587	1,457,315	587
Earnout shares	9,000	9,000	9,000	9,000
Underwriter warrants	1,265	1,265	1,265	1,265
Pipe convertible notes (2)	-	29,873	-	29,873
Common stock - Series A warrants	-	5,109	-	5,109
Common stock - Series B warrants	-	-	-	-
Totals	1,945,823	48,096	1,945,823	48,096

(1)	Does not include shares for make-whole conversion provisions based on variable floating factors that were not determinable as of June 30, 2026.
(2)	Does not include shares for interest or make-whole amounts as the number of shares is undeterminable since the calculation is based on variable floating factors

NOTE 4 – CAPITALIZED SOFTWARE

Capitalized software development costs consist primarily of costs incurred to develop and enhance of the Company’s proprietary software platform E6 GOLF® software platform. Software development costs are capitalized when the capitalization criteria are met and are amortized using the straight-line method over their estimated useful lives beginning when the related software is placed into service.

The components of capitalized software development costs were as follows:

	June 30,	December 31,
	2026	2025
Capitalized software	$6,932,629	$4,771,611
Less accumulated amortization	(2,055,026)	(1,137,950)
Capitalized software costs, net	$4,877,603	$3,633,661

Amortization expense related to capitalized software development costs was $286,513 and $755,726 for the three and six months ended June 30, 2026, respectively, compared with $332,758 and $433,058 for the three and six months ended June 30, 2025, respectively.

NOTE 5– RELATED PARTY TRANSACTIONS

Related party notes payable consisted of the following:

	June 30,	December 31,
	2026	2025
Note payable - ARJ Trust	$650,000	$650,000
Loan - Chris Jones	1,450,000	1,600,000
	2,100,000	2,250,000
Less current portion	(2,100,000)	(2,250,000)
Note payable long-term portion	$-	$-

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

The Company made interest-only payments of $13,812 during the six months ended June 30, 2026 and 2025, respectively. The principal balance of the notes was $650,000 at June 30, 2026 and December 31, 2025.

Chief Executive Officer

During the year ended December 31, 2024, the Company’s Chief Executive Officer loaned the Company an aggregate of $2.0 million to fund operating expenses. The loan bears no interest and has no stated maturity date. During the six months ended June 30, 2026, the Company repaid an additional $150,000 of principal. The outstanding principal balance of the loan was $1,450,000 as of June 30, 2026, compared to the $1,600,000 as of December 31, 2025.

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On April 22, 2025, in connection with the execution of certain exchange agreements, the Company designated 50,000 shares of authorized and unissued preferred stock as Series A Convertible Preferred Stock. Upon completion of the Redomestication, these shares were converted into Series A Convertible Preferred Stock of the redomesticated entity on substantially the same terms (“Series A Preferred”).

Each share of Series A Preferred has an initial stated value of $1,000 per share, subject to adjustment pursuant to the Company’s Articles of Incorporation for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions and similar events. The Series A Preferred ranks senior to the Company’s Class A common stock with respect to dividends, distributions, and upon liquidation, dissolution, and winding up.

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

The conversion price of the Series A Preferred is subject to periodic reset provisions based on the market price of the Company’s Class A common stock. The Series A Preferred also contains anti-dilution and stock combination event adjustment provisions, including adjustments based on an “Event Market Price,” as defined in the Articles of Incorporation, which may affect the conversion price and the number of shares issuable upon conversion. In connection with the Company’s 2026 reverse stock split, the conversion price was proportionately adjusted to $21.60 per share. On April 22, 2026, the conversion price was adjusted to $2.76 per share pursuant to the reset provisions.

Upon the voluntary conversion by the holders of the Series A Preferred, in addition to the issuance of Class A common stock issuable upon conversion of the stated value of the Series A Preferred, the Company shall issue to the holders of Class A common stock all dividends that would otherwise have accrued on such Series A Preferred if such share were held until the five-year anniversary of issuance (the “Make-Whole Amount”). The Make-Whole Amount is convertible into Class A common stock at the “Alternate Conversion Price” which is equal to the lesser of (i) the conversion price, and (ii) 90% of the lowest volume weighted average price (“VWAP”) of the Class A common stock during the five consecutive trading days immediately prior to such conversion (subject to the Floor Price of $35.00 (the “Floor Price”)) (the “Alternate Conversion Price”). If at the time of a conversion the Alternate Conversion Price is determined to be the Floor Price because such Floor Price is greater than 90% of the then five-day VWAP of a share of Class A common stock, then the Conversion Amount, is automatically increased pro rata, by the applicable Alternate Conversion Floor Amount. The “Conversion Amount” means, on any date, the sum of (1) the stated value plus (2) any declared and unpaid dividends on the Series A Preferred plus (3) the Make-Whole Amount, if any, plus (4) any other amounts owed to such holder. The “Alternate Conversion Floor Amount” means an amount equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Class A common stock trades at on the trading day immediately preceding the relevant date and (II) the applicable Alternate Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Class A common stock delivered to such holder from (II) the quotient obtained by dividing (x) the applicable Conversion Amount, by (y) the applicable Alternate Conversion Price without giving effect to the Floor Price.

Conversion of Series A Preferred Stock

During the three months ended June 30, 2026, the Company issued an aggregate of 928,528 shares of Class A common stock upon conversion of 1,331 shares of Series A Preferred. During the six months ended June 30, 2026, the Company issued an aggregate of 1,058,144 shares of Class A common stock upon conversion of 2,680 shares of Series A preferred. The shares issued had fair values ranging from $8.08 to $21.60 per share.

During the six months ended June 30, 2026, the Company issued an aggregate of 97,212 shares of Class A common stock to holders of Series A Preferred in satisfaction of accrued dividends in lieu of cash. No such shares were issued during the three months ended June 30, 2026.

The Company also reversed the conversion of 62 shares of Series A Preferred that had previously been reflected as converted as of December 31, 2025. The related issuance of 8,721 shares of Class A common stock was subsequently cancelled because the shares were not issued or delivered to the holders. Accordingly, the Company reinstated the related preferred stock balances and reversed the previously recorded conversion entries, resulting primarily in reductions to Class A common stock and additional paid-in capital, with a corresponding adjustment to accumulated deficit related to amounts previously recognized under the make-whole provisions.

The Company evaluated the impact of the cancelled conversions on its previously issued financial statements, including earnings per share, and concluded that the effect was not material.

NOTE 7 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenues are disaggregated based on revenue type, including (i) golf simulators, (ii) content software subscriptions, (iii) franchise revenue, and (iv) other.

The Company’s net revenues for the three and six months ended June 30, 2026 and 2025, are disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Golf Simulators(1)	$2,722,531	$3,210,559	$6,387,397	$6,798,471
Content Software Subscriptions	2,815,379	341,443	$4,006,334	1,501,148
Franchise Revenue	75,000	-	$75,000	75,000
Other(2)	179,270	758,862	$343,711	1,325,475
Total net revenue	$5,792,180	$4,310,864	$10,812,442	$9,700,094

(1)	Includes items such as hardware and proprietary perpetual licenses
(2)	Includes items such as shipping income and installation income

NOTE 8 – SEGMENT INFORMATION

The Company currently operates as one business segment, which is also its sole reportable segment, focusing on the manufacturing and sale of indoor golf simulators. The Company’s business activities have similar economic and other characteristics, including the nature of its products, manufacturing processes, types of customers, and distribution methods. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision makers (“CODMs”). The Company’s CODMs consist of its Principal Executive Officer, Director, and Principal Financial Officer, who collectively review and evaluate consolidated profit and loss and total assets for the purpose of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in claims and legal proceedings arising in the ordinary course of business. Management is not currently aware of any matters that are expected to have material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to June 30, 2026, the Company repaid an additional $6,000 of principal on the loan from its Chief Executive Officer. Following this payment, the outstanding principal balance of the loan was $1,444,000.

Issuance of Common Stock

Subsequent to June 30, 2026, the Company issued an aggregate of 254,619 shares of Class A common stock with fair values ranging from $2.76 to $21.60 per share for the conversion of 115 shares Series A Preferred Convertible Stock.

Legal Proceedings

On July 24, 2026, a putative class action and shareholder derivative complaint captioned Parker LaChance, individually and on behalf of all others similarly situated, and derivatively on behalf of TruGolf Holdings, Inc. v. TruGolf Holdings, Inc.; Christopher Jones; B. Shaun Limbers; Humphrey P. Polanen; Riley Russell; AJ Redmer; Haynie & Company; SandTrap Opportunities LLC; ATW Opportunities Master Fund II, L.P.; ATW Partners Opportunities Management, LLC; Kerry Propper; and Antonio Ruiz-Giménez was filed against the Company and certain of its current and former officers and directors, Haynie & Company, and certain investor entities and individuals in the United States District Court for the District of Utah, Case No. 2:26-cv-00695. The plaintiff, Parker LaChance, purports to bring the action individually and on behalf of a putative class of persons who purchased or otherwise acquired the Company’s Class A common stock between September 10, 2025 and May 20, 2026, and derivatively on behalf of the Company.

The complaint alleges, among other things, that the Company’s registration statements, proxy statements, and periodic reports contained material misstatements and omissions arising from certain financing transactions. The complaint purports to assert claims for violation of Sections 11 and 15 of the Securities Act of 1933 against the Company, certain current and former officers and directors, and Haynie & Company; violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder against the Company and certain officers and directors in connection with proxy solicitations; violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, against the Company and its Chief Executive Officer; and, derivatively, claims for breach of fiduciary duty against certain officers and directors, aiding and abetting breach of fiduciary duty against certain investor defendants, and unjust enrichment in the alternative.

The complaint seeks, among other relief, class certification, compensatory damages in an amount to be determined at trial together with prejudgment interest, rescission or a rescissory measure of damages under the Securities Act claims to the extent available, damages to the Company (including disgorgement of profits and other benefits) on the derivative claims, corporate governance reforms, an award of costs and attorneys’ fees, and a jury trial.

The Company believes it has meritorious defenses to the allegations and intends to defend the action vigorously. At this stage of the proceeding, the Company is unable to predict the outcome of this matter or estimate a range of reasonably possible loss, if any, and no amounts have been accrued in connection with this matter as of the date of this filing.

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

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (“Form 10-Q”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “forecasts,” “may,” “will,” “should,” “seek,” “scheduled,” “intend,” “plan,” and “expect” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2026 (the “Form 10-K”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

On March 27, 2026, the Company completed a 1-for-10 reverse stock split of the Class A common stock and Class B common stock of the Company’s issued and outstanding common stock, effective as of March 27, 2026 (the “2026 Reverse Stock Split”, and together with the 2025 Reverse Stock Split, the “Reverse Stock Split”) and began trading on a 2026 Reverse Stock Split-adjusted basis on Nasdaq on March 27, 2026. As a result of the 2026 Reverse Stock Split, the number of Class A common stock outstanding as of December 31, 2025, was reduced from 5,355,626 to approximately 535,563 and the number of Class B common stock outstanding was reduced from 199,999 to 19,999, and the number of authorized shares of Class A common stock was reduced from 1,000,000,000 shares to 100,000,000 shares, and the number of authorized shares of Class B common stock was reduced from 10,000,000 to 1,000,000. All share amounts have been retroactively adjusted for the Reverse Stock Split.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, to the Three Months Ended June 30, 2025

	2026	2025	Variance
Revenue, net	$5,792,180	$4,310,864	$1,481,316
Cost of revenue	2,326,282	2,537,654	(211,372)
Total gross profit	3,465,898	1,773,210	1,692,688

Operating expenses
Salaries, wages and benefits	1,240,565	1,006,210	234,355
Selling, general and administrative	2,447,339	2,637,026	(189,687)
Operating loss	(222,006)	(1,870,026)	1,648,020
Other expenses, net	(225,802)	(1,451,444)	1,225,642
Loss before income taxes	$(447,808)	$(3,321,470)	$2,873,662

Revenues

Revenues increased by $1,481,316, or 34.4% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase is primarily attributable to higher product acceptance, which resulted in increased revenue recognition from product sales, as well as the recognition of previously deferred revenue upon satisfaction of the applicable revenue recognition criteria.

Cost of Revenues

Cost of revenue decreased by $211,372, or 8.3% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was partially attributable to (i) the allocation of salaries and wages of warehouse employees of $330,204 during the three months ended June 30, 2026, compared to its absence during the prior year period, (ii) the increase in shipping costs of $192,590 during the three months ended June 30, 2026 as compared to the prior year period, (iii) inventory adjustments decreased by $328,276, reflecting reduced inventory write-downs and other inventory-related adjustments, and (iv) other product cost variances decreased by $405,890 as compared to the prior year period.

Operating Expenses

Total operating expenses increased by $44,668, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $234,355, or 23.3%, to 1,240,565 for the three months ended June 30, 2026, compared to $1,006,210 the three months ended June 30, 2025. The increase was primarily due to a reduction in employee compensation capitalized as software development costs, which resulted in a greater portion of payroll cost being recognized as operating expense during the current-year period. Employee compensation capitalized as software development costs decreased to $933,603 for the three months ended June 30, 2026, from $1,298,247 in the prior year period.

Selling, General and Administrative

Selling, general and administrative decreased by $189,687, or 7.2%, to $2,447,339 for the three months ended June 30, 2026, compared to $2,637,026, for the three months ended June 30, 2025. The overall decrease was primarily attributable to a $323,248 decrease in bad debt expense in accordance with the Company’s accounting policy for recording the allowance for doubtful accounts, as well as a $166,619 decrease in other selling, general and administrative expenses. These decreases were partially offset by an increase in amortization expense related to capitalized software costs to $286,513 for the three months ended June 30, 2026, from $111,188 for the comparable prior-year period, and an increase in rent expense of $124,855, primarily resulting from a lease modification executed during the year ended December 31, 2025, which increased the Company’s monthly lease payments.

Other Expenses, net

Other expenses, net decreased by $1,225,642, or 84.4%, for the three months ended June 30, 2026, compared with the three months ended June 30, 2025. The decrease was primarily attributable to the elimination of interest expense associated with the PIPE convertible notes following their exchange for Series A Preferred Stock in July 2025 as well as the settlement of the dividend notes payable in April 2025.

Comparison of the Six Months Ended June 30, 2026, to the Six Months Ended June 30, 2025

	2026	2025	Variance
Revenue, net	$10,812,442	$9,700,094	$1,112,348
Cost of revenue	4,663,548	4,489,173	174,375
Total gross profit	6,148,894	5,210,921	937,973

Operating expenses
Salaries, wages and benefits	2,033,976	2,953,026	(919,050)
Selling, general and administrative	5,631,503	5,362,145	269,358
Operating loss	(1,516,585)	(3,104,250)	1,587,665
Other expenses, net	(378,517)	(2,887,542)	2,509,025
Loss before income taxes	$(1,895,102)	$(5,991,792)	$4,096,690

Revenues

Revenues increased by $1,112,348 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase is primarily attributable to higher product acceptance, which resulted in increased revenue recognition from product sales, increase in revenue from the franchise division, as well as the recognition of previously deferred revenue upon satisfaction of the applicable revenue recognition criteria.

Cost of Revenues

Cost of revenue increased by $174,375, or 3.9% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was partially attributable to (i) the allocation of salaries and wages of warehouse employees of $528,277 during the six months ended June 30, 2026, compared to its absence during the prior year period, (ii) the increase in shipping costs of $227,341 during the six months ended June 30, 2026 as compared to the prior year period, (iii) inventory adjustments decreased by $379,210, reflecting reduced inventory write-downs and other inventory-related adjustments, and (iv) other product cost variances decreased by $202,033 as compared to the prior year period.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits decreased by $919,050, or 31.1%, to $2,033,976 for the six months ended June 30, 2026, compared to $2,953,026 for the six months ended June 30, 2025. The decrease was primarily attributable to a lower amount of employee compensation being capitalized as software development costs during the current-year period. The Company capitalized $1,999,668 of employee compensation as software development costs during the six months ended June 30, 2026, compared to $1,568,778 during the corresponding prior year period.

Selling, General and Administrative

Selling, general and administrative increased by $269,358, or 5.0%, to $5,631,503 for the six months ended June 30, 2026, compared to $5,362,145, for the six months ended June 30, 2025. The overall increase was primarily attributable to an increase in amortization expense related primarily to capitalized software costs of $755,726 for the six months ended June 30, 2026, compared to $211,488 for the six months ended June 30, 2025, and an increase in rent expense of $124,855, primarily resulting from a lease modification executed during the year ended December 31, 2025, which increased the Company’s monthly lease payments. The increases were partially offset by an decrease of $264,318 in bad debt expense in accordance with the Company’s accounting policy for recording the allowance for doubtful accounts, a decrease of $212,235 in legal fees, as well as a $192,540 decrease in other selling, general and administrative expenses.

Other Income (Expenses)

Other expenses, net decreased by $2,509,025, or 86.9%, for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The decrease was primarily attributable to the elimination of interest expense associated with the PIPE convertible notes following their exchange for Series A Preferred Stock in July 2025 as well as the settlement of the dividend notes payable in April 2025.

Liquidity and Capital Resources

Liquidity

As of June 30, 2026, we had cash on hand of $8,474,349 and a working capital deficit of $2,345,394 as compared to cash on hand of $12,569,263 and a working capital surplus of $1,076,496 as of December 31, 2025. The decrease in working capital is primarily attributable to a decrease in cash on hand of $4,094,910, an increase of accounts receivable, net of $204,304, an increase in inventory of $528,059, and an increase in prepaid expenses of $72,704, which was partially offset by an increase in accounts payable of $481,822, an increase in other current liabilities of $129,704 and a decrease in deferred revenue of $379,836 and a decrease of $150,000 in note payable to related parties.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with the sale of equity and convertible notes, although no assurances can be given that such financing will be available on acceptable terms or at all. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

During the six months ended June 30, 2026, our cash used in operating activities was $1,400,386 compared to $1,354,546 during the six months ended June 30, 2025.

During the six months ended June 30, 2026, our net cash used in investing activities was $2,175,802 as compared to net cash used in investing activities of $1,614,744 during the six months ended June 30, 2025. The increase in cash used in investing activities was primarily due to an increase in capitalized costs for software development.

During the six months ended June 30, 2026, our net cash used in financing activities was $518,726 compared to net cash provided of $2,246,572 during the six months ended June 30, 2025. The decrease in cash provided by financing activities was primarily due to repurchase of treasury stock and cash payment of $150,000 for repayment of notes payable to a related party during the six months ended June 30, 2026, compared to $268,500 of such payments during the six months ended June 30, 2025, as well as $2,520,000 in cash proceeds from the convertible PIPE notes in 2025.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. The following estimates involve the highest degree of judgment and uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The descriptions should be read in conjunction with Note 2 – Summary of Significant Accounting Policies, which describes the underlying accounting policies.

Allowance for Current Expected Losses

We estimate our allowance for current expected credit losses on accounts receivable using a rate loss model that considers customer payment history, aging, current economic conditions, and management’s judgment regarding ultimate collectability. As of June 30, 2026, we recorded an allowance of $1,372,500 against gross accounts receivable of $2,637,513, representing a reserve rate of 52.0%. The reserve rate reflects the concentration of our receivables among a limited number of commercial customers and the extended payment terms common in our industry.

This estimate is inherently uncertain because it requires management to predict future customer behavior based on historical patterns that may not be indicative of future collections. A 10% increase or decrease in our reserve rate would change the allowance by approximately $264,000, with a corresponding impact on net income. Given the concentration of our receivable balance, the financial condition of a single significant customer could have a disproportionate effect on this estimate.

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

Capitalized Software Development Costs and Technological Feasibility and Useful Life

We capitalize software development costs once technological feasibility is established and cease capitalization when the product is available for general release. As of June 30, 2026, capitalized software development costs, net of accumulated amortization, were $4,877,603, and amortization expense was $755,726 for the six months ended June 30, 2026, compared to $433,058 for the six months ended June 30, 2025.

Two estimates embedded in this balance involve significant judgment. First, the determination of when technological feasibility is achieved affects the amount of costs eligible for capitalization versus those that must be expensed as incurred. An earlier or later feasibility determination could materially change the amount capitalized in any given period. Second, we amortize capitalized software costs over an estimated useful life of three years. If the actual useful life of our software products proves shorter than three years due to technological change or loss of market relevance, we would be required to accelerate amortization or record an impairment charge. Conversely, if useful lives are longer than estimated, our amortization expense may be overstated. Given the $4,877,603 net balance subject to this estimate, a change in the estimated useful life from three years to two years would increase annual amortization expense by approximately $813,000, which would be material to our results of operations.

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact on our unaudited condensed consolidated financial statements, refer to Note 2— Summary of Significant Accounting Policies in our Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective, as of June 30, 2026, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On July 24, 2026, a putative class action and shareholder derivative complaint captioned Parker LaChance, individually and on behalf of all others similarly situated, and derivatively on behalf of TruGolf Holdings, Inc. v. TruGolf Holdings, Inc.; Christopher Jones; B. Shaun Limbers; Humphrey P. Polanen; Riley Russell; AJ Redmer; Haynie & Company; SandTrap Opportunities LLC; ATW Opportunities Master Fund II, L.P.; ATW Partners Opportunities Management, LLC; Kerry Propper; and Antonio Ruiz-Giménez was filed against the Company and certain of its current and former officers and directors, Haynie & Company and certain investor entities and individuals in the United States District Court for the District of Utah, Case No. 2:26-cv-00695. The plaintiff, Parker LaChance, purports to bring the action individually and on behalf of a putative class of persons who purchased or otherwise acquired the Company’s Class A common stock between September 10, 2025 and May 20, 2026, and derivatively on behalf of the Company.

The complaint alleges, among other things, that the Company’s registration statements, proxy statements, and periodic reports contained material misstatements and omissions arising from certain financing transactions. The complaint purports to assert claims for violation of Sections 11 and 15 of the Securities Act of 1933 against the Company, certain current and former officers and directors, and Haynie & Company; violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder against the Company and certain officers and directors in connection with proxy solicitations; violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, against the Company and its Chief Executive Officer; and, derivatively, claims for breach of fiduciary duty against certain officers and directors, aiding and abetting breach of fiduciary duty against certain investor defendants, and unjust enrichment in the alternative.

The complaint seeks, among other relief, class certification, compensatory damages in an amount to be determined at trial together with prejudgment interest, rescission or a rescissory measure of damages under the Securities Act claims to the extent available, damages to the Company (including disgorgement of profits and other benefits) on the derivative claims, corporate governance reforms, an award of costs and attorneys’ fees, and a jury trial.

The Company believes it has meritorious defenses to the allegations and intends to defend the action vigorously. At this stage of the proceeding, the Company is unable to predict the outcome of this matter or estimate a range of reasonably possible loss, if any, and no amounts have been accrued in connection with this matter as of the date of this filing.

Except as described above, as of the date of this Form 10-Q, we believe that none of our pending lawsuits, claims, and other proceedings are expected to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

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

We are not currently in compliance with Nasdaq’s continued listing requirements related to the bid price of our common stock and if we are unable to regain compliance with the listing requirements, our common stock will be delisted from Nasdaq which could have a material adverse effect on our financial condition and could make it more difficult for stockholders to sell their shares.

Our common stock is listed on Nasdaq, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from Nasdaq.

Since July 31, 2026, the closing price of our common stock has been below $1.00, and if our common stock remains below $1.00 for 30 consecutive business days we will not be in compliance with Nasdaq Listing Rule 5550(a)(2) (the “bid price rule”). In accordance with Nasdaq rules, we would normally be provided with a grace period of 180 calendar days to regain compliance with the bid price rule. However, since we completed a reverse stock split in March 2026, which is within the last one-year period, if we do not meet the bid price rule, we will not be eligible for any compliance period and the Nasdaq Staff will provide written notification to us that our common stock may be delisted. We would then be entitled to appeal the Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Nasdaq Listing Qualifications Panel, that such appeal would be successful.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 25, 2025, our Board approved the adoption of a stock repurchase program (the “2025 Repurchase Program”), which ended on May 28, 2026. Under the 2025 Repurchase Program, the Company could purchase up to $2 million worth of shares of its Common Stock, with no shares exceeding a price of $2.00 per share, from time to time in the open market, in privately negotiated transactions, pursuant to a Rule 10b5-1 trading plan or otherwise in accordance with applicable securities laws and other requirements. The 2025 Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of Common Stock. We purchased a total of 439,208 shares of our Common Stock under the 2025 Repurchase Program for $346,503.

During the quarter ended March 31, 2026. We did not purchase any shares under the 2025 Repurchase Program during the quarter ended June 30, 2026.

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

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of TruGolf Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2026)

3.2	Bylaws of TruGolf Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2026)

3.3	Certificate of Change (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026)

10.1	Employment Agreement between Steven Passey and TruGolf Holdings, inc. dated May 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2026)

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

31.2 **	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUGOLF HOLDINGS, INC.

August 14, 2026	/s/ Christopher Jones
Date	Christopher (Chris) Jones
Chief Executive Officer
(Principal Executive Officer)

August 14, 2026	/s/ Steven K. Passey
Date	Steven K. Passey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

